Form 10-K
period 2004-12-31
ECC Capital CORP
filed 2005-04-08
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32430

ECC CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	84-1642470
(State or other jurisdiction incorporation or organization)	(I. R. S. Employer Identification Number)

1833 Alton Parkway, Irvine, California	92606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 856-8300

Securities registered pursuant to Section 12(b) of the Act:	Name of exchange on which registered:
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates, based on the closing price of the common stock of the Registrant on March 31, 2005 as reported on the New York Stock Exchange, was $413,821,710. The Registrant’s common stock was not publicly traded on June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter. All executive officers and directors of the Registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to the Registrant’s common stock have been deemed, solely for the purpose of the foregoing calculations, to be “affiliates” of the Registrant.

As of March 31, 2005, the Registrant had 97,452,465 shares of common stock outstanding.

PART I

Item 1.	Business

Formation transactions

ECC Capital Corporation was incorporated on April 1, 2004 in the state of Maryland. ECC Capital was formed by Encore Credit Corp. solely for the purpose of effecting a restructuring of Encore Credit Corp. that would facilitate an initial public offering and conversion to a real estate investment trust, or REIT. As a REIT, ECC Capital invests in residential mortgage loans financed by the issuance of non-recourse debt. At December 31, 2004, ECC Capital was a wholly-owned subsidiary of Encore Credit Corp.

On February 18, 2005, ECC Capital completed its initial public offering and conversion to a REIT. Prior to the completion of our initial public offering, ECC Capital formed a wholly-owned subsidiary, ECC Merger Sub, for the interim purpose of effecting the merger. Encore Credit merged with ECC Merger Sub, with Encore Credit surviving. In connection with the merger, the shareholders of Encore Credit received 1.183 shares of common stock of ECC Capital for each share of common stock, Series A preferred stock and Series B preferred stock of Encore Credit. In addition, each outstanding option to purchase Encore Credit common stock was assumed by ECC Capital and was adjusted to reflect the exchange ratio in the merger. Each warrant to purchase Encore Credit common stock was exercised prior to the merger. All shares and related amounts presented herein are presented “as-converted” based upon the exchange ratio of 1.183 shares of ECC Capital common stock for 1 share of Encore Credit stock.

As part of the initial public offering, ECC Capital: (i) issued 40,406,108 shares of common stock to the shareholders of Encore Credit in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share, and (iii) sold 3,940,110 shares of common stock in a private placement offering to an affiliate of its lead underwriter, Friedman Billings Ramsey, at $6.345 per share. ECC Capital raised a total of $379,375,000 through the sale of its stock (before offering expenses).

Following the initial public offering, Encore Credit became a wholly-owned subsidiary of ECC Capital. In this annual report, unless the context suggests otherwise, for time periods before February 17, 2005, the terms “the company,” “we,” “our” and “us” refer to Encore Credit and its subsidiaries, and for time periods on and after February 17, 2005, all references to “the company,” “we,” “our” and “us” refer to ECC Capital and its subsidiaries, including Encore Credit.

Our website address is www.ecccapital.com. We make our periodic and current reports, together with amendments to these reports, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference in this annual report.

General background regarding the business

We are a REIT that, through our subsidiaries, operates a subprime mortgage finance company. Prior to the formation transactions described above we operated as Encore Credit. Encore Credit began its lending operations in March 2002. Encore Credit originated approximately $4.6 billion of subprime residential mortgage loans in 2003 and approximately $9.1 billion in 2004. During fiscal year 2004, we sold substantially all of our loan production to third parties or through securitization transactions structured as sales. Our principal sources of income were the gain on the sale of our loans and the net interest income (difference between interest income and interest expense) earned on our loans between the time we originated them and the time they were sold. We financed the origination of our mortgage loans through various warehouse lines of credit.

As a REIT, we will continue to originate mortgage loans through existing and new production channels. However, we expect to retain a portion of this production in a loan portfolio financed through securitization transactions in which we issue asset-backed securities that will generally be structured as financings for tax and financial accounting purposes. We will be limited in the amount of loans we are able to retain by leverage constraints imposed by the size of our capital base. Loan production that we determine cannot be retained in our portfolio or production that does not meet our portfolio criteria objectives will be sold to third parties or through securitization transactions accounted for as sales. Beginning in 2005, the net interest income we earn from our loan portfolio will comprise a greater portion of our revenue; however, we expect that we will continue to generate gain on sale of loans.

As a REIT, earnings we distribute to our stockholders will not be subject to income tax for federal or state purposes as long as we distribute at least 90% of our taxable earnings and satisfy certain other qualifying tests. As a result, we intend to distribute a substantial portion of our net income to our stockholders.

Our loan production operations and secondary marketing activities (i.e., loan sales to third parties) will be conducted through one or more taxable REIT subsidiaries, or TRSs, that will be subject to taxes on their income at normal statutory rates. Our principal TRS will operate under the name of Encore Credit. Whole-loan sales made by Encore Credit will enable us to generate cash gain on sale income that we currently intend to retain in order to increase our equity capital, which will allow us to increase our borrowing capacity.

We underwrite each mortgage loan that we originate, and we underwrite each mortgage loan we purchase generally prior to the origination of that mortgage loan, in accordance with our internal underwriting guidelines. We base our underwriting decisions primarily on our assessment of the borrower’s willingness and ability to pay, as reflected in the borrower’s income, historical patterns of debt repayment, the amount of equity in the borrower’s property and other factors that may be used to offset certain areas of credit weakness. We have developed underwriting processes and criteria that we believe generate quality borrower data and appraisals, allowing us to make informed underwriting and risk-based pricing decisions and to approve and fund loans efficiently and profitably.

We expect to continue to use warehouse and repurchase facilities to provide short-term funding for our mortgage loan originations. If we anticipate selling an originated mortgage loan through a whole-loan sale, we will fund it through Encore Credit. If we anticipate holding an originated mortgage loan in ECC Capital’s loan portfolio, we will generally fund it either through ECC Capital or through Encore Credit and subsequently sell it to ECC Capital.

In order to provide long-term financing for the mortgage loans we intend to hold in our loan portfolio, we expect to securitize substantially all of those loans through transactions that will generally be structured as financings for both tax and financial accounting purposes. In a securitization, we sell a pool of loans to a trust for a cash purchase price and a certificate evidencing our residual or ownership interest in the trust. The trust raises the cash portion of the purchase price by selling securities secured by, or representing an interest in, loans in the trust. We do not expect to generate a gain or loss on sale from these securitization activities, and, following these securitizations, the loans will remain classified on our consolidated balance sheet as loans held for investment with the securitization debt classified as a liability. We expect that we will generate earnings from the loans that we securitize and/or retain in our loan portfolio primarily through:

•	Net interest income, which is the difference between the:

•	interest income we receive from the mortgage loans; and

•	interest we pay to the holders of the mortgage-backed securities that we issue in securitizations;

•	Net of:

•	losses due to defaults and delinquencies on the loans;

•	servicing fees and expenses we must pay; and

•	other ongoing securitization costs.

Our net interest income will vary based upon, among other things, the spread between the weighted average interest earned on the mortgage loans and the interest payable to the holders of the mortgage-backed securities, the performance of the underlying mortgages and the amount and timing of the borrowers’ prepayments of the underlying mortgages.

The performance of our portfolio of subprime mortgage loans will be subject to the higher delinquency and default rates characteristic of subprime mortgage loans as compared to prime mortgage loans. Delinquencies interrupt the flow of projected interest income from the mortgage loans, and defaults can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan.

We have experience in selling loans through the whole-loan sales market. Through 2004 and up to the date of our initial public offering, whole-loan sales were executed on a servicing-released basis, meaning that the loans were sold, together with the servicing rights, to the buyers of the loans. We expect that we will continue to sell a portion of our loans on a servicing-released basis, primarily through Encore Credit, so that we can capture any gain on the sale of these loans and thereby grow our equity capital base. We expect that these loans generally will be sold within 60 days of funding, and a third-party servicer will service these loans during the period between origination and the transfer of servicing to the buyer, which is generally within 90 days after the sale of the loans. Encore Credit will generate income primarily from:

•	the sale of loans at a premium to our weighted average origination costs (including overhead);

•	net interest income, which is the difference between the interest income generated by the mortgage loans and our interest expense on the financing of our lending activities through our warehouse and repurchase facilities during the time we hold the mortgages; and

•	origination fee income.

Our Loan Products

We offer a variety of both hybrid/adjustable-rate and fixed-rate loan products that are secured by a first or subordinate mortgage on a borrower’s residence. Our principal loan products are hybrid/adjustable-rate subprime residential mortgage loans with a fixed principal amount and term to maturity. We primarily originate subprime residential mortgage loans through our wholesale broker network solicited by our account executives throughout the United States.

Product Types

We typically offer the following product types in order to make available a diverse set of mortgage options to our borrowers:

Product	Term	Rate(1) (2)
Hybrid/Adjustable-Rate Mortgages
6 month	30 years	Adjustable-rate after first 6 months
1/29	30 years	Adjustable-rate after first 12 months
2/28	30 years	Adjustable-rate after first 24 months
3/27	30 years	Adjustable-rate after first 36 months
5/25	30 years	Adjustable-rate after first 60 months

Interest Only-Hybrid/Adjustable-Rate Mortgages
2/28	30 years	Interest only for first 24 months; Adjustable-rate after first 24 months
3/27	30 years	Interest only for first 36 months; Adjustable-rate after first 36 months
Fixed-Rate Mortgages
10 Year	10 years	Fixed
15 Year	15 years	Fixed
15 Year Balloon	15 years	Fixed with 30 amortization schedule; Balloon payment after 180 months
20 Year	20 years	Fixed
25 Year	25 years	Fixed
30 Year(3)	30 years	Fixed
5 Year Interest Only 30 Year Fixed	30 years	Interest only for first 60 months; Fixed rate after first 60 months

(1)	For our hybrid/adjustable-rate mortgage loans, the rate is calculated every six months after the initial rate adjustment period.

(2)	Certain prepayment penalties apply within the first three years subject to state imposed limitations. We typically offer rate options that do not include prepayment penalties on all loan products.

(3)	We also offer fixed-rate mortgage loans with interest-only payments for the first 60 months.

Loan Programs and Risk Categories. We have established loan programs and risk categories, which identify the types of loans that we originate. A majority of our loan originations are underwritten using the “Credit Score Advantage” program. This program makes loans available to a broad group of borrowers who fit a more traditional subprime profile. However, there are borrowers who request loan-to-value, or LTV, ratios higher than those stated for this program, larger loan amounts or more unique financing options. Rather than attempt to incorporate all of these specialized requests into one loan program, we have established separate loan programs to accommodate borrowers who would otherwise require individual exceptions to a single, broader loan program. We established these programs to allow our underwriting personnel to process loan applications from borrowers who fit a particular program’s criteria quickly and efficiently.

The criteria for each of these programs are guidelines only. We may add or delete programs as market conditions dictate. All of our loan programs have tiered exception levels whereby approval of an exception is escalated to a higher loan approval authority. Although we generally do not make adjustments to the credit category of any applicant, we may determine on a case-by-case basis that an applicant warrants a LTV ratio exception, a loan amount exception, a debt-to-income exception or another exception. We may allow such an exception if the application reflects certain compensating factors, such as a lower than the maximum LTV ratio for the specific loan program, a maximum of one 30-day late payment on all mortgage loans during the last 12 months, job and income stability or a meaningful amount of liquid assets. We may also grant an exception if the applicant provides a down payment of at least 20% of the purchase price of the underlying property or if the new mortgage loan significantly reduces the applicant’s aggregate monthly debt service payments. We expect that a substantial number of the mortgage loans we originate will represent such underwriting exceptions. For the years ended December 31, 2004 and 2003, approximately 20% and 25%, respectively, of the loans we originated represented underwriting exceptions.

Determining a Borrower’s Credit Categories

There are various credit categories within each loan program. Because we deal with wholesale brokers, the program for which a borrower is attempting to qualify is generally identified by our underwriting guidelines. To determine if a borrower qualifies for a credit category within that specific program, we consider a borrower’s mortgage history, bankruptcy and foreclosure history, debt-to-income ratios and the depth of the borrower’s credit background as the primary factors in determining the borrower’s credit category. Once a borrower has been assigned a credit category within a loan program, we use the borrower’s credit score as the primary factor in determining the borrower’s rate, the maximum LTV ratio allowable for that borrower and the maximum loan amount available to that borrower.

Credit Score Advantage Program

This program offers loans to individuals with a wide range of credit backgrounds and offers our widest range of underwriting criteria. The Credit Score Advantage program has five credit categories: AA, A+, B, C and C-. Borrowers with a higher credit category typically qualify for higher allowable LTV ratios and higher loan amounts relative to other borrowers within this program. However, since FICO scores within each credit category can range from 500 to 850, loans with different characteristics are available to borrowers within a particular credit category based on a borrower’s FICO score. Within a particular credit category, the borrower’s FICO score is used to determine the applicable interest rate, maximum allowable LTV ratio and maximum available loan amount. Generally, a borrower with a higher FICO score can obtain a loan with a lower rate, higher allowable LTV ratio and higher loan amount than a borrower within the same credit category but with a lower FICO score. For the years ended December 31, 2004 and 2003, approximately 83.1% and 98.4%, respectively, of our total loan originations were under this program.

Interest Only Advantage Program

This program offers borrowers the opportunity to obtain a loan that allows them to make an interest only payment for the first two, three or five years of the loan. At the end of the interest only term, the borrower’s loan balance is fully amortized for the remaining term of the loan. The initial interest only period provides borrowers with lower payments for a period of time allowing them to use a greater portion of their cash flow to pay off other debt, to qualify for larger loan amounts or for other uses. Because there is a slightly higher risk associated with the absence of principal reduction for the initial interest only period, the minimum credit score required for this program is higher than for the Credit Score Advantage program and the rate the borrower is charged is slightly higher. This program is only available to our three highest credit categories, AA, A+ and B. This program was initiated in the second quarter of 2004. For the year ended December 31, 2004, approximately 11.6% of our total loan originations were made under this program.

Second Mortgage Advantage Program

This program offers subordinate mortgage loans that are generally funded concurrently and in conjunction with a first mortgage loan we originate. This program allows borrowers to obtain a lower rate on a first mortgage loan while obtaining additional funds for either a purchase or a refinancing, which can be paid off without affecting the first mortgage loan, subject to any applicable prepayment limitations. Loans funded under this program normally provide higher maximum combined LTV, or CLTV, ratios. Because of the risk associated with loans with higher LTV ratios in subordinate position, these loans generally have higher interest rates, limitations on loan amounts, lower maximum debt-to-income ratios, higher minimum credit scores and restrictions on property types. This program was initiated in the second quarter of 2004. For the year ended December 31, 2004, 1.8% of our total loan originations were made under this program.

Specialty Advantage Program

For those borrowers seeking our highest allowable LTV ratios, we offer a specialty program that offers loans with a maximum LTV ratio of up to 100% based on either full income documentation or stated income. These programs offer either first or subordinate mortgages to borrowers in either of our two highest credit categories, AA or A+. Because of the additional risk associated with loans with LTV ratios at the high end of what we offer, there are additional limitations that are not placed on similar grades in other programs. These additional restrictions reduce the risk associated with originating loans to borrowers with these higher LTV ratios. This program was initiated in the fourth quarter of 2003. For the year ended December 31, 2004, approximately 3.0% of our total loan originations were made under this program.

Jumbo Advantage Program

This program offers loan amounts higher than those traditionally found in the subprime residential mortgage market. These loans are generally in excess of $500,000 and are made available to borrowers in our two highest credit categories, AA or A+. Similar to our Specialty Advantage program, there are additional restrictions and requirements on this program. These additional restrictions and requirements are used to offset the additional risk associated with these loans. This program was initiated in 2002. For the year ended December 31, 2004, less than 1.0% of our total loan originations were made under this program.

Loan Production

We originate loans through a network of independent mortgage brokers, and to a lesser extent purchase loans through a network of independent mortgage lenders. We have a working relationship with approximately 7,000 approved brokers and mortgage lenders. These relationships are initiated and maintained by our account executives who are generally able to provide ongoing, on-site customer service to ensure that loans are processed and funded as efficiently as possible. We originated loans through approximately 5,100 of these brokers during fiscal year 2004, with 50 of our highest producing brokers generating approximately 30% of our total loan production.

As of December 31. 2004, we operated through five regional processing centers located in Irvine, California, Woodland Hills, California, Walnut Creek, California, Downers Grove, Illinois and Glen Allen, Virginia. As of December 31, 2004, we employed 237 account executives.

We developed a retail operation and began originating retail mortgage loans during the third quarter of 2004. During the first quarter of 2005, we transitioned Encore Credit’s retail operation to Bravo Credit.

Loan Production by Geographic Distribution

For the years ended December 31, 2004 and 2003, we originated approximately 56.68% and 60.11%, respectively, of our loans in California. During that same period, approximately 70.58% and 76.79%, respectively, of our loans were originated in Illinois, Florida and California.

The following table shows our loan originations by state for the periods shown:

	Percentage of Total Loan Originations for the Year Ended December 31, 2004	Year Ended December 31,
State in which Mortgage Loans were Funded		2004	2003
	(in thousands, except percentages)
California	56.68%	$5,166,153	$2,755,967
Illinois	8.66	789,488	488,472
Florida	5.23	476,857	276,561
New York	4.85	442,290	72,954
Nevada	2.60	237,077	71,195
Maryland	2.12	193,242	73,976
Virginia	2.14	194,984	50,716
Michigan	1.68	153,329	89,096
Georgia	1.66	151,081	26,055
Connecticut	1.29	117,532	40,612
Ohio	1.02	92,602	70,875
New Jersey	1.14	104,107	827
Other states*	10.93	995,590	567,314
Total	100.00%	$9,114,332	$4,584,620

*	Each state included in “Other states” individually accounted for less than one percent of our total loan originations for the year ended December 31, 2004.

Loan Production by Borrower’s Risk Classification

The following table sets forth information about our loan production by borrower risk classification during the periods shown:

	Year Ended December 31,
	2004	% of total originations	2003	% of total originations
Total Originations (in thousands)	$9,114,332	100%	$4,584,620	100.00%

AA Credit Category Loans*
Loan originations (in thousands)	$6,148,109	67.46%	$3,413,217	74.45%
Weighted average interest rate:
FRMs, or fixed-rate mortgages	6.86%		6.92%
Hybrid/Adjustable-Rate Mortgages, or Hybrid/Adjustable-Rate Mortgages	7.04%		7.28%
Margin	5.86%		5.48%
Weighted average FICO scores	637		623

A+ Credit Category Loans*
Loan originations (in thousands)	$1,855,798	20.36%	$567,127	12.37%
Weighted average interest rate:
FRMs	7.12%		7.43%
Hybrid/Adjustable-Rate Mortgages	7.37%		7.75%
Margin	6.30%		6.19%
Weighted average FICO scores	589		572

B+ and B Credit Category Loans
Loan origination (in thousands)	$587,189	6.44%	$370,762	8.09%
Weighted average interest rate:
FRMs	7.50%		7.70%
Hybrid/Adjustable-Rate Mortgages	7.87%		8.10%
Margin	6.72%		6.45%
Weighted average FICO scores	565		565

C Credit Category Loans
Loan originations (in thousands)	$404,942	4.44%	$173,948	3.79%
Weighted average interest rate:
FRMs	7.95%		8.12%
Hybrid/Adjustable-Rate Mortgages	8.24%		8.61%
Margin	6.93%		6.89%
Weighted average FICO scores	554		551

C- Credit Category Loans
Loan originations (in thousands)	$118,294	1.30%	$59,566	1.30%
Weighted average interest rate:
FRMs	9.32%		9.58%
Hybrid/Adjustable-Rate Mortgages	9.98%		9.82%
Margin	6.98%		7.01%
Weighted average FICO scores	538		541

*	The characteristics of the borrowers within the grades assigned by us may differ from those of other lenders. The AA and A+ grades, although referring to higher quality borrowers within our grading methodology, would generally still be considered subprime loans, which carry greater default and delinquency risk than prime loans.

Loan Production by Borrowers’ Credit-Score

The following table sets forth information about our loan production based upon borrowers’ FICO scores obtained from one or more of the three principal credit bureaus:

	Year Ended December 31,
	2004			2003
Weighted Average FICO Score	618			608

	(in thousands, except percentages)
> 800	$7,713	*	%	$3,375	*	%
781 to 800	41,789	*		19,824	*
751 to 780	161,129	1.77		64,295	1.40
721 to 750	298,311	3.27		119,699	2.61
701 to 720	350,468	3.85		122,541	2.67
681 to 700	533,488	5.85		183,872	4.01
651 to 680	1,283,869	14.09		532,754	11.62
621 to 650	1,698,788	18.64		814,867	17.77
601 to 620	1,128,720	12.38		585,701	12.78
581 to 600	974,331	10.69		517,936	11.30
551 to 580	1,212,350	13.30		736,281	16.06
521 to 550	924,302	10.14		610,237	13.31
501 to 520	431,519	4.73		260,974	5.69
475 to 500	67,555	*		12,264	*

Total loan originations	$9,114,332	100.00%		$4,584,620	100.00%

*	Less than 1.0%

Loan Production by LTV Ratio

LTV ratio is an important factor for many loan originators and loan investors to measure risk within a loan. An LTV ratio is calculated by using the loan principal balance as the numerator and the lower of the home’s sales price, or appraised value, as the denominator. A loan is said to have an 80% LTV ratio if, for example, the home was purchased for $100,000 and the loan amount is $80,000. This assumes the appraised value of the home is at least $100,000.

During the three years ended December 31, 2004, 2003 and 2002, our mortgage loan origination volume, as measured by principal balance, contained loans within the following LTV ranges:

	2004		2003
LTV	Amount	Percentage of Loan Origination Volume	Amount	Percentage of Loan Origination Volume
50% or less	$430,753	4.73%	$144,172	3.14%
50.01% to 60%	448,104	4.92	216,999	4.74
60.01% to 70%	1,189,271	13.05	603,773	13.17
70.01% to 75%	886,146	9.72	517,856	11.30
75.01% to 80%	2,185,130	23.98	920,571	20.07
80.01% to 85%	1,324,493	14.53	767,340	16.74
85.01% to 90%	1,740,310	19.09	1,107,543	24.16
90.01% to 95%	678,229	7.44	130,081	2.84
95.01% or more	231,896	2.54	176,285	3.85
Total mortgage loans	$9,114,332	100.00%	$4,584,620	100.00%

Mortgage Brokers. The broker’s role is to identify the applicant, assist in completing the loan application, gather necessary information and documents, submit the application requesting the interest rate and term of the loan, and serve as a liaison with the borrower through the lending process. We review and underwrite the applications submitted by the broker in accordance with our internal underwriting guidelines and then approve or deny the application. If the loan is approved, we approve the requested interest rate and terms or make a counteroffer. We fund the loan upon completion of the underwriting process and acceptance by the borrower.

Because mortgage brokers generally submit loan files to several prospective lenders simultaneously, consistent underwriting, competitive programs, price, quick response times and personal service are critical to producing loans successfully through independent mortgage brokers. To meet these requirements, we strive to provide a quick response to the loan application (generally within 24 hours). In addition, the loans are processed and underwritten in our regional offices, and account executives, account managers and operations managers are available to answer questions, assist in the loan application process and facilitate the ultimate funding of the loan.

We also purchase funded loans on an individual or “flow” basis from mortgage lenders. We do not presently purchase loans from mortgage lenders on a bulk basis. Each mortgage loan purchased is underwritten to the same standards and by the same process as if we were originating the loan itself, prior to that loan being originated by the seller. Prior to purchasing a loan, we review an application for approval from each mortgage lender that seeks to sell us a funded loan. We also review each mortgage lender’s financial condition and licenses. We will continue to require each mortgage lender to enter into a purchase and sale agreement with customary representations and warranties regarding the loans the mortgage lender will sell to us.

Quality Control. Our quality control program is intended to monitor loan production with the overall goal of improving the quality of loan production generated by our retail loan operation and independent mortgage broker channel. Through systematically monitoring loan production, the quality control department can identify and communicate to our management existing or potential underwriting and loan packaging problems or other areas of concern. The quality control file review is designed to ensure compliance with our underwriting guidelines, appraisal review process and federal and state regulations. This is accomplished by focusing on:

•	the accuracy of all credit and legal information;

•	a collateral analysis and review of the original appraisal;

•	employment and/or income verification; and

•	legal document review to ensure that the necessary documents are in place.

Underwriting

We underwrite each mortgage loan that we originate or purchase in accordance with our internal underwriting guidelines. We have developed internal underwriting processes and criteria that we believe generate quality loans and give us the ability to approve and fund loans quickly. Our internal underwriting guidelines are designed to help us evaluate a borrower’s credit history, capacity, willingness and ability to repay the loan, and the value and adequacy of the collateral. We review the borrower’s credit history from Experian Information Solutions, Inc., Trans Union Corp. and Equifax, Inc. In addition, we review credit scores derived from the borrower’s credit history by one or more nationally recognized credit scoring models.

Our Underwriting Guidelines. Our internal underwriting guidelines are established by our credit committee. Our credit committee meets regularly with our production and operations managers to review proposed changes to underwriting guidelines. If an individual loan application does not meet our formal written underwriting guidelines, but the underwriter is confident both that the borrower has the ability and willingness to pay and that the property provides adequate collateral for the borrower’s obligations, our underwriters can make underwriting exceptions up to certain limits within our exception policies and formal approval authorities. All of our loan programs have tiered exception levels whereby approval of certain exceptions, such as LTV ratio exceptions, loan amount exceptions, and debt-to-income exceptions, are escalated to higher loan approval authority levels.

Our Underwriting Personnel. All of our loans are underwritten by our on-site underwriting personnel. We do not delegate underwriting authority to any broker or third party. We adhere to strict internal standards with respect to who has the authority to approve a loan. In the event that an underwriting exception is required for approval, only specifically designated personnel, dictated by the exception required, are authorized to make such exceptions. We regularly train our operation managers, who supervise our underwriters, on emerging trends in production. We believe that these managers and underwriters are highly qualified and experienced and are familiar with our underwriting guidelines. We believe that our regionalized underwriting process provides us with the ability to fund loans faster than many of our competitors, and that the experience of our operations managers, our information systems and our rigorous quality control process ensure the continued quality of our loans.

Credit Categories. Under our internal underwriting guidelines, we have established several different credit categories within each loan program, and we assign a credit category to each applicant based on his/her credit history. These credit categories establish the maximum permitted LTV ratio, the maximum loan amount and the allowed use of loan proceeds given the borrower’s mortgage payment history, consumer credit history, liens/charge-offs/bankruptcy history, debt-to-income ratio, use of proceeds, documentation type and other factors.

Because the industry does not use standard credit categories, our definitions and credit categories of the loans we originate may differ from those used by our competitors. As a result, the credit categories and other data with respect to our loan production we provide in this annual report may not be comparable to similar data of our competitors. Also, we may change our credit category system from year-to-year, based on our on-going evaluation of historical performance and market demand. Thus, data with respect to specific credit categories within our loan production may not be comparable on a historical basis.

Our guidelines are primarily intended to: (1) determine that the borrower has the ability to repay the mortgage loan in accordance with its terms and (2) determine that the related mortgaged property will provide sufficient value to recover the investment if the borrower defaults. Although we generally do not make adjustments to the credit category of any applicant, we may determine on a case-by-case basis that an applicant warrants a LTV ratio exception, a loan amount exception, a debt-to-income exception or another exception. We may allow such an exception if the application reflects certain factors such as a lower than the maximum allowable LTV ratio, a maximum of one 30-day late payment on all mortgage loans during the last 12 months, or a meaningful amount of liquid reserves. We may also grant an exception if the applicant places in escrow a down payment of at least 20% of the purchase price of the mortgaged property or if the new mortgage loan significantly reduces the applicant’s aggregate monthly payments. All of our loan programs have tiered exception levels whereby approval of exceptions is escalated to higher loan approval authority levels. We expect that a substantial number of the mortgage loans we originate will represent such underwriting exceptions.

We obtain credit scores in connection with mortgage loan applications to help assess a borrower’s creditworthiness. Credit scores are obtained from credit reports provided by Experian Information Solutions, Inc., Trans Union Corp. and Equifax, Inc., each of which may employ differing computer models and methodologies. The credit score is designed to assess a borrower’s credit history at a fixed point in time, using objective information currently on file for the borrower at a particular credit reporting organization. Information utilized to create a credit score may include, among other things, payment history, delinquencies on accounts, level of outstanding indebtedness, length of credit history, types of credit, and bankruptcy experience. Credit scores range from approximately 300 to 850, with higher scores generally indicating an individual with a more favorable credit history compared to an individual with a lower score. However, a credit score purports only to be a measurement of the relative degree of risk a borrower represents to a lender; that is, a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score. Moreover, credit scores were developed to indicate a level of default probability over the period of the next two years, which does not correspond to the life of a mortgage loan. Furthermore, credit scores were not developed specifically for use in connection with mortgage loans, but for consumer loans in general. Therefore, a credit score does not take into consideration the differences between mortgage loans and consumer loans generally or the specific characteristics of the related mortgage loan including, for example, the LTV or CLTV, the collateral for the mortgage loan, or the debt-to-income ratio. Our current core underwriting guidelines require a minimum credit score of 500, although a higher credit score is often required to qualify for the maximum LTV under each program. We also offer a specialty product with restricted guidelines with a minimum credit score of 475. There can be no assurance that the credit scores of the mortgagors will be accurate predictors of the likelihood of repayment of the related mortgage loans.

The underwriting of a mortgage loan we originate or purchase includes a review of the completed loan package, which includes the loan application, a current appraisal, a preliminary title report and a credit report. We approve all loan applications and all closed loans offered to us for purchase in accordance with our underwriting criteria. We regularly review our underwriting guidelines and make changes when appropriate to respond to market conditions, the performance of loans representing a particular loan product and/or changes in laws or regulations.

We require satisfactory title insurance coverage on all residential properties securing mortgage loans we originate or purchase. The loan originator and its assignees are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect us against loss if the title or lien position is not as indicated. The applicant is also required to maintain hazard and, in certain instances, flood insurance in an amount that complies with applicable laws and is sufficient to cover the new loan and any senior mortgage, subject to the maximum amount available under the National Flood Insurance Program.

Verification of Borrower’s Income. Our mortgage programs include several levels of documentation used to verify the borrower’s income.

Full income documentation. Our highest level of income documentation generally requires a stable, two-year history of income. A wage-earner may document income by any of the following: a verification of employment or a current pay stub reflecting year-to-date income and the borrower’s most recent Wage and Tax Statement, or W-2; the borrower’s two most recent IRS Form 1040s and a year-to-date statement of profit-and-loss; or the borrower’s personal bank statements for the previous two years showing average monthly deposits sufficient to support the qualifying income. A self-employed borrower may document income with either the two most recent federal tax returns or bank statements for the previous two years. Loan originations made using full income documentation represented 52.04% and 52.36% of our total loan originations, respectively, for the years ended December 31, 2004 and 2003.

Limited income documentation. This documentation level generally requires a twelve-month history of stable income, together with personal bank statements for the previous twelve months to support the borrower’s qualifying income. Loan originations made using limited income documentation represented 4.08% and 5.66% of our total loan originations, respectively, for the years ended December 31, 2004 and 2003.

Stated income. The borrower’s income used to qualify for the loan is taken from the borrower’s signed application and compared to the borrower’s line of work or profession for reasonableness. Self-employed borrowers typically must provide satisfactory evidence of existence of the business and demonstrate a two-year history of employment in the same profession. For each stated income loan, we attempt to verify the source of the stated income. Loan originations made using stated income documentation represented 43.84% and 41.98% of our total loan originations, respectively, for the years ended December 31, 2004 and 2003.

Appraisal Review. An assessment of the adequacy of the real property as collateral for the loan is primarily based upon an appraisal of the property and a calculation of the LTV ratio of the loan applied for and the CLTV to the appraised value of the property at the time of origination. Appraisers determine a property’s value by reference to the sales prices of comparable properties recently sold, adjusted to reflect the condition of the property as determined through inspection. As a lender that generally specializes in loans made to credit impaired borrowers, we have implemented an appraisal review process to support the value used to determine the LTV ratio. Appraisal review staff complete a post-funding review of a portion of all appraisals. We use a variety of steps in our appraisal review process in order to attempt to ensure the accuracy of the value provided by the initial appraiser. This includes obtaining an independent automated property review on a majority of the loans that we originate. Our review process requires a written review on every appraisal report, either by a qualified independent underwriter or by a staff appraiser. We employ several methods to determine which appraisals are higher risk and attempt to direct those reviews to one of our staff appraisers. The criteria for identifying higher risk appraisal reports include those properties receiving lower scores from the automated property review, properties with larger loan amounts and those units and properties that fail a scoring template used by our internal underwriting staff. As part of their review process, our review staff verify the subject property’s sales history, those of comparable properties and review additional comparable data, where available. In some cases the value of the property used to determine the LTV ratio is reduced where it has been determined by our staff appraisers that the original appraised value cannot be supported.

Loan Sales Process and Securitizations

Historically, we have sold substantially all of the loans we originated on a whole-loan basis. We intend to continue to sell a portion of the loans we originate and purchase on a whole-loan basis through Encore Credit, our TRS. We also intend to hold a portion of our production on our balance sheet, and finance them primarily by issuing mortgage-backed securities secured by these loans and by our equity.

Whole-Loan Sales

To date, our loan sales process has been structured primarily around the sale of whole-loans to large institutions for cash. In order to hedge a portion of the risk of declining market values of funded loans on our balance sheet, from time to time we enter into forward-sale commitments with whole-loan purchasers for a portion of our production. We anticipate that we will continue to sell a portion of the loans we originate in substantially the same manner. These contracts are arrangements that obligate us to sell a pre-specified quantity of loans in accordance with predetermined guidelines for cash and to deliver the loans on a monthly basis. This process helps us to mitigate interest rate risk by originating loans for which there is a liquid market. Under the terms of our loan sale agreements, we make representations and warranties about our loans and origination practices to the purchaser. We may be required to repurchase loans in the event that these representations are breached and have a material effect on the value of the loan, or if the applicable borrower under any loan fails to make the first (or in some cases second or third) payment following the sale of the loan to the buyer.

Securitization

In a securitization, we sell a pool of loans to a trust, established specifically for the securitization, for a cash purchase price and a certificate evidencing our residual interest ownership in the trust. The trust raises the cash portion of the purchase price by either selling securities representing interests in the loans in the trust or securities secured by the loans in the trust. Following the securitization, purchasers of securities receive the principal collected, including prepayments, on the loans in the trust. In addition, purchasers receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance or the stated interest on the bond. We receive the net interest income, if any, after payment of interest due to holders of the securities issued, servicing fees, guarantor fees and other trust expenses, net of the losses due to delinquencies and defaults on the mortgage loans, and provided the specified over-collateralization requirements are met.

We intend to structure the securitization of the loans that we retain in our loan portfolio as financings rather than sales of the underlying loans for tax purposes and under accounting principles generally accepted in the United

States, Generally Accepted Accounting Principles or GAAP. Under these securitizations, the loans will remain on our consolidated balance sheet as an asset and the securitization debt will be presented as a liability on our balance sheet. Thus, we will record interest income generated by the mortgage loans and recognize interest expense on the mortgage-backed securities over the life of the loan, rather than generate a gain or loss at the time of the securitization. We will therefore generate earnings and cash flow from the loans we securitize primarily through net interest income. The cash flow available to us will vary depending upon a number of factors, including the following:

Interest rate spread. A substantial portion of the net interest income generated by our securitized loans will be based upon the spread between the weighted average interest earned on the mortgage loans and the interest payable to holders of the mortgage-backed securities collateralized by our loans. The income we receive from the securitizations structured as financings is subject to fluctuation from time to time. This is because, in the case of hybrid/adjustable-rate loans, the interest rate on the underlying mortgage loans is generally fixed for the first two or three years from origination, and fixed for the life of the loan in the case of fixed rate loans, while the holders of the applicable securities are generally paid based on a monthly adjustable London Interbank Offered Rate, or LIBOR-based yield. Therefore, an increase in LIBOR reduces the net income we receive from, and the value of, these mortgage loans. In addition, the net interest income we receive from securitizations will be reduced according to the terms of the securitization documents if there are a significant amount of loan defaults or a large amount of loan prepayments, especially defaults on, or prepayments of, loans with interest rates that are high relative to the rest of the asset pool. We will attempt to mitigate at least a portion of this net interest margin variability by acquiring derivative financial instruments, such as interest rate caps, Eurodollar futures and interest rate swap agreements.

Over-collateralization. Our securitizations will be structured to provide that all or a significant portion of the interest rate spread generated be used to create over-collateralization instead of being released to us, until the over-collateralization targets established by the applicable rating agencies, or the financial guaranty insurer, in the case of certain securitization trusts, are reached. The required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed defined levels. This could have the effect of reducing or even eliminating the net interest income payments distributed to us.

We will record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, and will not recognize a gain or loss upon completion of the securitization for tax and GAAP purposes. This accounting treatment will more closely match the recognition of income with our actual receipt of cash payments, which we believe will provide us with more stable results of operations compared to companies that structure their securitizations as sale transactions for both tax and GAAP purposes.

On March 18, 2005, we completed a securitization of mortgage loans through the sale of $1.6 billion of notes backed by a pool of fixed and adjustable rate, subprime mortgage loans secured by first liens on one-to-four family residential properties. The notes, which will be characterized as debt for both tax and financial reporting purposes by ECC Capital, will represent non-recourse obligations of Encore Credit Receivables Trust 2005-1, a Delaware statutory trust and special purpose entity to be consolidated by ECC Capital.

Loan Servicing

We currently outsource the servicing of all the loans we originate to third party servicers, or sub-servicers. We currently utilize HomeEq Servicing Corporation and Option One Mortgage Corporation as our sub-servicers for loans held in our portfolio pending sale or transfer to a securitization, or interim servicing arrangement. Loans included in the securitization completed in March 2005 are being sub-serviced by Option One. Both companies are experienced in servicing subprime mortgage loans and are highly rated by the various agencies (Moodys, S&P, Fitch) that rate the capabilities of mortgage loan servicers. We may decide to contract with these same companies or others for future interim servicing arrangements or securitizations.

Competition

We face intense competition in the business of originating, purchasing and selling mortgage loans. Our competitors in the subprime residential mortgage industry include consumer finance companies, mortgage banking companies, investment banks, commercial banks, credit unions, thrift institutions, credit card issuers, insurance companies and mortgage REITs. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, the current level of gains realized by us and our competitors on the sale of subprime loans could attract additional competitors into this market. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers and increase the price we pay for purchased loans, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of these competitors significantly expand their activities in our markets, our operations could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect competition. During periods of rising rates, competitors that have locked in lower rates to potential borrowers may have a competitive advantage. During periods of declining rates, competitors may solicit our customers with loans in our servicing portfolio to refinance their loans.

Regulation

The mortgage lending industry is highly regulated. Our business is regulated by federal, state and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions, that impose requirements and restrictions on our business. At the federal level, these laws, rules and regulations include:

•	the Equal Credit Opportunity Act and Regulation B;

•	the Federal Truth in Lending Act and Regulation Z;

•	the Federal Home Ownership and Equity Protection Act, or HOEPA;

•	the Real Estate Settlement Procedures Act, or RESPA, and Regulation X;

•	the Fair Credit Reporting Act;

•	the Fair Debt Collection Practices Act;

•	the Home Mortgage Disclosure Act and Regulation C;

•	the Fair Housing Act;

•	the Telephone Consumer Protection Act;

•	the Gramm-Leach-Bliley Act;

•	the Fair and Accurate Credit Transactions Act;

•	the CAN-SPAM Act; and

•	the USA Patriot Act.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination both in the extension of credit and in the terms and conditions on which credit is extended;

•	prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers;

•	mandate the collection and reporting of statistical data regarding our customers;

•	require us to safeguard non-public information about our customers;

•	regulate our collection practices;

•	require us to combat money-laundering and avoid doing business with suspected terrorists;

•	restrict the marketing practices we may use to find customers; and

•	in some cases, impose assignee liability on the entities that purchase our mortgage loans.

Our failure to comply with these laws can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of lending licenses or approved status required for continued lending and servicing operations;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	legal defenses causing delay and expense;

•	adverse effects on the servicer’s ability to enforce loans;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans;

•	loss of the ability to obtain ratings on our securitizations by rating agencies; or

•	inability to obtain credit to fund our operations.

Although we have systems and procedures directed to compliance with these legal requirements and believe that we are in material compliance with all applicable federal, state and local statutes, rules and regulations, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to non-compliance with applicable regulatory laws and regulations.

We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations. We seek to incorporate these laws, rules and regulations into our technology tools, in order to eliminate, to the extent possible, human error as a source of non-compliance. In addition, we distribute user-friendly summaries of relevant laws, rules and regulations to all appropriate personnel, and, as a matter of policy, we encourage responsibility for compliance throughout our organization, including our loan origination teams. Our compliance with laws, rules and regulations is reviewed, not only by our own loan review employees and in-house legal staff, but by the warehouse lenders who finance our loans, the institutional loan purchasers that purchase our loans and the governmental agencies that regulate us.

New Areas of Regulation

Regulatory and legal requirements are subject to change, making our compliance more difficult or expensive, or otherwise restricting our ability to conduct our business as it is now conducted. In particular, federal, state and local governments have become more active in the consumer protection area in recent years. For example, the federal Gramm-Leach-Bliley financial reform legislation imposes additional privacy obligations on us with respect to our applicants and borrowers. The Fair and Accurate Credit Transactions Act of 2003, enacted in December 2003, requires us to provide additional disclosures when we disapprove a loan application. Additional requirements will apply to our use of consumer reports and our furnishing of information to the consumer reporting agencies. Additionally, Congress and the Department of Housing and Urban Development have discussed an intent to reform RESPA. Several states are also considering adopting privacy legislation. For example, California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective July 1, 2004, and impose additional notification obligations on us that are not preempted by existing federal law. If other states choose to follow California and adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase. Moreover, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to protect consumers from predatory lending. The impact of this legislation, should it be adopted in other states, may negatively affect the availability of credit to a broader segment of the borrowing population than the smaller group that the laws are aiming to protect.

Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the United States Federal Trade Commission, or FTC, the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies, primarily in the subprime lending industry, sometimes referred to as “predatory lending” practices. Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices. The Office of the Comptroller of the Currency, the regulator of national banks, issued a final regulation last year that prescribed an explicit anti-predatory lending standard, which prohibits a national bank from making a loan based predominately on the foreclosure value of the borrower’s home, rather than the borrower’s repayment ability, including current and expected income, current obligations, employment status and relevant financial resources.

HOEPA identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the APR, exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the institutional loan purchasers of our loans as well. It is our policy not to originate or purchase loans that are subject to HOEPA or state and local laws discussed in the following paragraph because the institutional loan purchasers of our loans and/or the warehouse lenders that provide financing for our loan origination operations do not want to purchase or finance such loans. On October 1, 2002, the APR and points and fees thresholds for determining loans subject to HOEPA were lowered, thereby expanding the scope of loans subject to HOEPA. We anticipate that we will continue to avoid originating or purchasing loans subject to HOEPA, and the lowering of the thresholds beyond which loans become subject to HOEPA may prevent us from originating certain loans and may cause us to reduce the APR or the points and fees on loans that we do originate. If we decide to relax our restrictions on loans subject to HOEPA because our institutional loan purchasers and/or our warehouse lenders relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with HOEPA and other applicable laws, including demands for indemnification or loan repurchases from our warehouse lenders and institutional loan purchasers, class action lawsuits and administrative enforcement actions.

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which generally are lower than under federal law. These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include our warehouse lenders, whole-loan buyers and securitization trusts, regardless of whether such assignee knew of or participated in the violation.

The continued enactment of these laws, rules and regulations may prevent us from originating certain loans and may cause us to reduce the interest rate and/or the points and fees on loans that we do originate. We may decide to originate a loan that is covered by one of these laws, rules or regulations only if, in our judgment, the loan is made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If we decide to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund or sell any of our loans. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

A substantial portion of our mortgage loans are originated through independent mortgage brokers. Mortgage brokers provide valuable services in the loan origination process and are compensated for their services by receiving fees on loans. Brokers may be paid by the borrower, the lender or both. If a borrower cannot or does not want to pay the mortgage broker’s fees directly, the loan can be structured so that the mortgage broker’s fees are paid from the proceeds of the loan, or the loan can provide for a higher interest rate or higher fees to the lender. The increased value of a loan with a higher interest rate enables the lender to pay all or a portion of the broker’s compensation. This form of compensation is often referred to as a “yield spread premium.” Regardless of its label or method of calculation, the payment is intended to compensate the broker for the services actually performed and the facilities actually provided. Competitive forces currently demand that we pay mortgage brokers yield spread premiums and other forms of compensation on many of the loans we originate.

RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. In the past, several lawsuits have been filed against mortgage lenders alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits generally have been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp., which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp. in which the court found the yield spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts that have considered the issue have aligned with the Department of Housing and Urban Development policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result. Although we believe that our broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require us to change our broker compensation practices. Such a change may have a material adverse effect on us and the entire mortgage lending industry.

Compliance, Quality Control and Quality Assurance

We maintain a variety of quality control procedures designed to detect compliance errors prior to funding. We have a stated anti-predatory lending policy which is communicated to all employees at regular training sessions. In addition, we subject a statistical sampling of our loans to post-funding quality assurance reviews and analysis. We track the results of the quality assurance reviews and report them back to the responsible origination units. Our loans and practices are reviewed regularly in connection with the due diligence that our loan buyers and lenders perform. State regulators also review our practices and loan files and report the results back to us.

Privacy

The federal Gramm-Leach-Bliley Act obligates us to safeguard the information we maintain on our borrowers. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective on July 1, 2004, and impose additional notification obligations on us that are not pre-empted by existing federal law. Regulations have been proposed by several agencies and states that may affect our obligations to safeguard information. If other states or federal agencies adopt additional privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act

The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress also amended the Fair Credit Reporting Act to place further restrictions on the use of information shared between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by three percent for first lien loans and by five percent for subordinate lien loans. The expanded reporting takes effect in 2004 for reports filed in 2005. We anticipate that a majority of our loans will be subject to the expanded reporting requirements.

The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, LTV ratio, documentation level or other salient loan features. As a result, lenders like us are concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

The Federal Communications Commission, or FCC, and the FTC adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. Several states have also adopted similar laws, with which we also comply.

Licensing Status

As of December 31, 2004, ECC Capital was licensed, or exempt from licensing, to table fund first and subordinate mortgage loans in 49 states and the District of Columbia, and Encore Credit was licensed, or exempt from licensing, to originate first mortgage loans in all 50 states and the District of Columbia and was licensed, or exempt from licensing, to originate subordinate mortgage loans in 49 states and the District of Columbia. As of December 31, 2004, we operated through five regional processing centers throughout the United States and a network of approximately 7,000 independent mortgage brokers and mortgage lenders. Encore Credit is currently not licensed to originate subordinate mortgage loans in Ohio. Encore Credit may broker first and subordinate mortgage loans in 49 states and the District of Columbia. Encore Credit is currently not licensed to broker any mortgage loans in the State of Montana.

Employees

At December 31, 2004, we employed approximately 1,114 persons, including 237 account executives. We believe we have satisfactory relations with our employees, none of whom are represented by unions.

RISK FACTORS

Statements made by us in this annual report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are necessarily estimates reflecting the best judgment of senior management and include comments that express our opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve risks and uncertainties that could cause actual results to differ materially from opinions and expectations. Any such forward-looking statements, whether made in this annual report or elsewhere, should be considered in context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this annual report, except as required by law.

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this annual report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows.

Risks Related to Our Business Activities

Our success will depend on our ability to originate subprime residential mortgage loans for our portfolio.

We intend to build a portfolio of subprime residential mortgage loans that will, over time, be comprised primarily of mortgage loans that we originate. For the year ended December 31, 2004, 100% of our mortgage loan originations, as measured by principal balance, were subprime residential mortgage loans of a type that will be appropriate to be included in our portfolio. For the year ended December 31, 2004, our loan originations were approximately 92.7% cash-out refinancings or purchase money loans and approximately 7.3% were rate/term, no cash-out refinancings.

If we are not able to originate subprime residential mortgage loans that meet our investment criteria in the volume we expect, the time required for, and the cost associated with, building our portfolio may be greater than expected, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

If we do not maintain the appropriate state licenses we will not be allowed to originate, purchase and table fund mortgage loans in some states, which would adversely affect our operations.

State mortgage finance licensing laws vary considerably. Most states and the District of Columbia impose a licensing obligation to originate first and/or subordinate residential mortgage loans. In most of these states, the licensing law to make residential mortgage loans covers both first mortgage and subordinate mortgage loans. In some states, a separate license or additional license is needed to originate subordinate mortgage loans. In some of the states that impose a licensing obligation to originate residential mortgage loans, the licensing obligation also arises to purchase closed mortgage loans. In addition, in some of the states that impose a licensing obligation to originate residential mortgage loans, the licensing obligation extends to an entity that acts as a “table-funding investor,” which commonly is viewed by state regulators as the entity: (1) that provides funds to the creditor in whose name the loan closes at the time of closing, and (2) to whom the closed loan is sold, transferred or assigned immediately or soon after closing. As the table-funding investor acquires the loan after closing, those states that impose a licensing obligation on an entity that purchases mortgage loans extend the licensing obligation to the entity that acts as the table-funding investor. In addition, a few states that do not impose a licensing obligation to purchase closed loans, but impose a licensing obligation merely to fund mortgage loans, extend the licensing obligation to a table-funding investor. If we are unable to obtain and maintain the appropriate state licenses, our operations may be adversely affected.

As of December 31, 2004, Encore Credit was not licensed to originate subordinate residential mortgage loans in Ohio. Encore Credit may broker first and subordinate mortgage loans in 49 states and the District of Columbia. Encore Credit is currently not licensed to broker any mortgage loans in the State of Montana.

As of December 31, 2004, ECC Capital’s authority to originate first or subordinate mortgage loans in Nevada is limited to wholesale mortgage lending activities. In Ohio, ECC Capital’s current authority to originate first mortgage loans requires that ECC Capital hold the loans for one scheduled payment. The only states in which ECC Capital cannot originate any first or subordinate residential mortgage loans as of December 31, 2004 are Michigan and New York and, with respect to subordinate residential mortgage loans, Ohio.

We have no operating history with respect to our proposed portfolio strategy and no experience operating as a REIT prior to our initial public offering, which limits your ability to evaluate key components of our business strategy and our growth prospects and increases your investment risk.

Historically, our business has consisted of the origination and sale of subprime residential mortgage loans collateralized by one to four family residences. In the future, we intend to build a leveraged portfolio of subprime residential mortgage loans that we originate or purchase. We have no prior history investing in or managing a portfolio of residential mortgage loans or a portfolio of mortgage-backed securities in a REIT structure.

In addition, we do not have experience operating a business in compliance with the highly technical and complex rules that are associated with maintaining REIT status. Our inability to maintain REIT status, could diminish our returns and would have a material adverse effect on our ability to make distributions to our stockholders.

The residential mortgage origination business is a cyclical industry and has recently been at its highest levels ever and may decline, which could reduce the number of mortgage loans we originate and could adversely impact our business.

The residential mortgage origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth over the past three years due to declining interest rates. The Mortgage Bankers Association of America has predicted that residential mortgage originations will decrease in 2005 due to rising interest rates. During periods of rising interest rates, refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. We expect this to result in a decreased volume of originations in the foreseeable future. Due to stable and decreasing interest rates over recent years, our historical performance may not be indicative of results in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates rise.

Our ability to generate net interest income from our securitizations depends upon the success of our portfolio-based model of securitization, which subjects us to a number of additional risks associated with the timing of receipt of revenue and market volatility.

Historically, we have sold a majority of the loans we originated for cash in the whole-loan market, which has allowed us to realize our gains on sales as cash gains. Prospectively, we will retain a portion of our loans in an investment portfolio, financed by issuing mortgage-backed securities. We intend to structure most or all of these securitizations as on-balance sheet securitization transactions for financial accounting and federal income tax purposes, which will facilitate compliance with the REIT income and asset tests and allow us to defer recognition of any taxable gain associated with the securitized mortgage loans. Following the securitizations, the loans will remain on our consolidated balance sheet as an asset, the securitization debt will be listed as a liability on our balance sheet, and we will record interest income generated by the mortgage loans over the life of the loan and recognize interest expense on the mortgage-backed securities over the life of the securities. These on-balance sheet transactions will differ from our off-balance sheet securitizations that took place in April 2003, June 2004 and July 2004, which were structured as a sale of the securitized mortgage loans for federal income tax purposes. We may, however, continue to structure securitizations as off-balance sheet transactions through Encore Credit, our TRS.

We will have less flexibility in some respects in structuring our on-balance sheet securitization transactions than off-balance sheet securitization transactions, which will restrict the types of loans that we can securitize and may make on-balance sheet securitization economics less attractive than those in an off-balance sheet structure. For example:

•	unlike in the case of an off-balance sheet securitization, all of the debt securities issued to investors in a on-balance sheet securitization generally must have an investment-grade rating;

•	the equity interest in an on-balance sheet securitization generally is less liquid than its off-balance sheet analogue because it must be wholly-owned by a REIT or a qualified REIT subsidiary; and

•	we will have less flexibility in structuring “interest only” type securities in an on-balance sheet securitization than in an off-balance sheet securitization.

Because we will securitize our loans, we could be subject to additional risks, such as:

•	the timing of the receipt of revenues;

•	the risks of the asset-backed market;

•	market interest rate requirements; and

•	the potential for tax/book timing differences that could result in tax payments in advance of the receipt of revenues.

We expect to generate a substantial portion of our earnings and cash flow from the mortgage loans we originate and securitize primarily through:

•	net interest income, which is the difference between the:

•	interest income we receive from the mortgage loans; and

•	the interest we pay to our warehouse lenders and the holders of the mortgage-backed securities that we issue in securitizations;

•	net of:

•	losses due to defaults and delinquencies on the loans; and

•	servicing fees and expenses we must pay.

A substantial portion of the net interest income generated by our securitized loans will be based upon the difference between the interest earned on the mortgage loans held in our portfolio and the interest paid to holders of the mortgage-backed securities. The interest expense on the mortgage-backed securities is typically adjusted monthly relative to market interest rates, generally the one-month LIBOR. The interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans, generally for the first two or three years from origination, while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Therefore, an increase in LIBOR reduces the net income we receive from, and the value of, these mortgage loans and residual interests. Also, the net interest income we receive from securitizations would likely decrease and our cash flow would be reduced if a significant number of our loans were to default or if a large number of our loans with interest rates that are high relative to the rest of our loans were to prepay faster than expected.

Generally, the terms of our securitizations will require that a portion of the net interest income from the loans initially be used to pay down the principal balance of senior securities of a securitization trust to achieve over-collateralization. In addition, the application of the net interest income to the senior securities of a securitization trust depends upon the performance of the related mortgage loans. Therefore, there may be material variations in the amount, if any, of the net interest income distributed to us from period to period, and there may be extended periods, including the initial periods after closing a securitization, when we receive no net interest income. Any variations in the rate or timing of receipt of distributions could have a material adverse effect on our business, financial condition, liquidity and results of operations. To the extent we are unable to use interest income from our securitization portfolio to fund our current business operations, we will be required to seek other sources for our financing needs possibly increasing our financing costs, which may adversely affect our results of operations. We cannot guarantee that we will be able to find such financing and that the terms of such financing will be on favorable terms, or available at all.

Adverse changes in the securitization and whole-loan markets would harm our financial performance.

In order for us to continue originating mortgage loans, we must be able to sell or securitize the loans we originate in the securitization and whole-loan markets on at least a quarterly basis. We will use the cash proceeds from these sales to pay down warehouse facilities and originate new mortgage loans. The value of the mortgage loans depends on a number of factors, including general economic conditions, interest rates and governmental regulations. In addition, we rely on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase bonds issued in securitization transactions and mortgage loans in the whole-loan market. We cannot be sure that we can sell or securitize our mortgage loans on at least a quarterly basis. Adverse changes in the securitization and whole-loan markets may affect our ability to securitize or sell our mortgage loans for acceptable prices within a reasonable period of time, which would negatively affect our earnings.

The use of securitizations with over-collateralization requirements may have a negative impact on our cash flow.

We expect that our on-balance sheet securitizations will restrict our cash flow if loan delinquencies or losses exceed certain levels. The terms of securitizations generally provide that, if certain delinquencies and/or losses exceed specified levels, the required level of additional collateral provided as a credit enhancement for the benefit of the investors, or over-collateralization, may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed those levels. An increase in the level of over-collateralization required may restrict our ability to receive net interest income from a securitization transaction.

Our success will depend on our ability to obtain financing to leverage our equity. Our inability to realize gains on our investments and through our leverage strategy could reduce our net income and the amount available for distributions and cause us to suffer substantial losses.

If we are limited in our ability to leverage our assets, the returns on our mortgage loan portfolio may be harmed. A key element of our strategy is our intention to use leverage to increase the size of our mortgage loan portfolio in an attempt to enhance our returns. We intend to borrow between 10 and 14 times the amount of our equity capital through on-balance sheet securitizations, although we could alter this target at any time and, as a practical matter, at times our borrowings may be above or below this amount. We intend to incur this indebtedness by borrowing against a substantial portion of the market value of our mortgage loans. Our ability to obtain financing will depend, in part, on our, and each of our prospective lender’s, estimates of the stability of our mortgage loan portfolio’s cash flow. Our use of leverage could also amplify the risks associated with other risk factors, which could reduce our net income and the amount available for distributions or cause us to suffer a loss. For example:

•	Most of our borrowings will be secured by our mortgage loans. A decline in the market value of the mortgage loans used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage loans under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage loans, we would experience losses.

•	To the extent we are compelled to liquidate qualifying REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which could jeopardize our qualification as a REIT. Our failure to qualify as a REIT would impair our ability to expand our business and raise capital and would adversely affect the value of our common stock.

If we are unable to leverage our equity to the extent we currently anticipate or we experience losses as a result of our leverage strategy, those losses would reduce the cash we have available for distribution to our stockholders, and would have a material adverse effect on our results of operations, financial condition and business prospects.

Our business requires a significant amount of cash, and if it is not available, our business and financial performance will be significantly harmed.

We require substantial amounts of cash to fund our loan originations and to pay loan origination expenses. By holding our loans pending sale or securitization, we may also require cash as our warehouse facilities may not fund the entire principal balance of our loans, or if our loans are financed past the permitted term under our warehouse lines, or decline in value, we may need cash to reduce our borrowing under the warehouse facilities to the permitted level. We also need cash to satisfy our working capital, minimum REIT distribution requirements, financial covenants in our warehouse facilities and other needs. We finance the majority of the loans we make by borrowing from our warehouse facilities and pledging the loans made as collateral. If the value of the loans we pledged as collateral declines, we may need cash to offset any decline in value. In addition, if our minimum distribution requirements to maintain our REIT status become large relative to our cash flow as a result of our income exceeding our cash flow, we may be forced to borrow to raise capital on unfavorable terms in order to maintain our REIT qualification.

We expect that our primary sources of cash will consist of:

•	borrowings, including under our warehouse facilities;

•	our net interest income;

•	the proceeds from the sales of our loans; and

•	net proceeds from the sale of our securities.

Pending the sale or securitization of a pool of mortgage loans, we will originate mortgage loans that we finance through borrowings from our warehouse facilities. It is possible that our warehouse lenders could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans. In addition, if the regulatory capital requirements imposed on our lenders change, our lenders may be required to increase significantly the cost of the lines of credit that they provide to us.

As of December 31, 2004, we financed substantially all of our loans through warehouse facilities. Each of these facilities may be terminated by the lender upon an event of default, subject in some cases to cure periods. As of December 31, 2004, the aggregate balance outstanding under these facilities was approximately $894.3 million. The warehouse facilities mature between April 2005 and July 2005. If we are not able to renew any of these warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may not be able to originate new loans or continue to fund our operations, which would have a material adverse effect on our business, financial condition, liquidity and results of operations. In March and November 2004, we determined that we were not in compliance with certain of these financial covenants. We received a waiver from Countrywide Warehouse Lending concerning the non-compliance with these covenants. We were in compliance with all covenants at December 31, 2004. Subsequent to year end, we determined that we were not in compliance with another financial covenant for the month of January 2005 and received a waiver from Countrywide Warehouse Lending concerning the non-compliance with the covenant. If we fail to comply with financial covenants in any of our warehouse facilities in the future and are not able to cure the non-compliance or obtain the necessary waiver, these facilities may be terminated by the lender.

In connection with our securitizations, we plan to provide credit enhancement for a portion of the securities that we sell, called “senior securities,” to improve the price at which we sell them. Our current expectation is that this credit enhancement for the senior securities will be primarily in the form of designating another portion of the securities we issue as “subordinate securities” (on which the credit risk from the loans is concentrated), paying for financial guaranty insurance policies for the loans, or both. The market for any senior or subordinate securities we issue could become temporarily illiquid or trade at steep discounts, thereby reducing the cash flow we receive over time from our loans subject to the securities. If we use financial guaranty insurance policies, and the expense of these insurance policies increases, the net interest income we receive will be reduced. While we plan to use credit enhancement features in the future, we cannot assure you that these features will be available at costs that would allow us to achieve the desired level of net interest income from the securitizations of our mortgage loans that we anticipate being able to achieve.

Some of the mortgage-backed securities that we intend to issue to finance our portfolio of loans would require periods during which cash flows are “locked-out” and we would receive less than our pro rata share of cash flows from principal payments, principally in the early years of the securities. In addition, if the performance of our loans pledged to collateralize the securities were worse than certain parameters defined in the securitization documents, then the net interest income we otherwise would have received would be held to build up over-collateralization reserves to provide additional credit enhancements for the senior securities still outstanding at that time.

In addition, our operating cash flow could be reduced if we sell more loans at a discount than at a premium or at lower premiums. Cash flows from principal repayments could be reduced should prepayments slow or should credit quality trends deteriorate (in the latter case since, for certain of our assets, credit tests must be met for us to receive cash flows).

A significant portion of our operating cash will come from the net proceeds of our initial public offering, since we expect to retain a portion of our loans and build a portfolio of subprime residential mortgage loans and mortgage-backed securities, rather than selling these loans for a gain shortly following their origination. As indicated above, many of the mortgage-backed securities that we may issue will, for an initial period, provide little or no excess cash to us as the owner of the loans, above the amount required to pay the more senior securities in the securitization trust. For some period of time, our new portfolio of securitized loans will not generate sufficient net interest income to cover our operating expenses and we will use the net proceeds of our initial public offering to meet our operating expenses as we continue to originate new loans for our portfolio. If we have fully invested all of the net proceeds of our initial public offering prior to the point at which our portfolio does generate sufficient cash for us to fund our operations, if it ever does, then we will need either to restructure the securities supporting our portfolio or sell additional shares of capital stock or debt securities to generate additional working capital or, if we are unable to sell additional securities on reasonable terms or at all, we will need either to reduce our origination business or sell a higher portion of our loans. If we sell our loans rather than put them into our investment portfolio, then we will reduce the rate at which we grow our portfolio and we may incur tax on any gains we recognize on selling our loans. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. Adverse cash flow could threaten our continued ability to satisfy the income and asset tests necessary to maintain our status as a REIT or our solvency.

Our inability to realize cash proceeds from loan sales in excess of the loan acquisition cost could adversely affect our financial position and business.

Although we intend to retain a portion of the loans we originate, we will continue to sell some of our loans, primarily through Encore Credit, our TRS. The net cash proceeds received from loan sales consist of the premiums received on sales of loans in excess of the outstanding principal balance, minus the discounts on loans sold for less than the outstanding principal balance. The proceeds received on loan sales depend in part on demand for consumer credit. Economic slowdowns or recessions may be accompanied by decreased real estate values and an increased rate of delinquencies, defaults and foreclosures. Potential purchasers might reduce the premiums they pay for the loans during these periods to compensate for any increased risks. Any sustained decline in demand for loans or increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of future loan sales such that it falls below the costs to originate loans. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, our results of operations, financial condition, liquidity and business prospects could be materially adversely affected.

The lack of specific loan performance data on the loans we have originated and sold previously makes it difficult to predict the performance of loans we intend to retain and any revenues from future securitizations.

Historically, we have sold substantially all of the loans that we originated on a whole-loan basis, and, until recently, we have not received loan performance data on these loans from the servicers. As a result, we are unable to track the default, delinquency, loss and prepayment experience of these loans. Consequently, we do not have representative historical delinquency, bankruptcy, foreclosure, default or prepayment experience that may be referred to for purposes of estimating future default, delinquency, loss and prepayment experience of our originated loans. In view of our lack of historical loan performance data, it is extremely difficult to validate our loss or prepayment assumptions used to calculate assumed net interest income in future securitizations of our loans, which could cause us to receive less favorable pricing terms on the mortgage-backed securities we issue than more seasoned issuers with a proven performance record would receive. Differences between our assumptions and actual performance may have a material adverse effect on the pricing, interest rates and over-collateralization levels of our mortgage-backed securities and could have a material adverse effect on the timing and receipt of our future revenues, the value of the residual interests held on our balance sheet and our cash flow.

We depend on a limited number of purchasers of our loans, and the inability or unwillingness of these purchasers to purchase our loans could have a material adverse impact on our financial position and business.

Our ability to continue to originate and purchase loans depends, in part, upon our ability to securitize and sell loans in the whole-loan market in order to generate cash proceeds for new originations and purchases. For the year ended December 31, 2004, we sold approximately 72% of our loans to two customers, Countrywide Securities Corporation and Bear Stearns, to whom we sold approximately 39% and 33%, respectively. For the year ended December 31, 2003, we sold approximately 89% of our loans to 11 customers, including CDC Mortgage Capital Inc. and Countrywide Securities Corporation to whom we sold approximately 20% and 14%, respectively. If these purchasers become unable or unwilling to purchase our loans and we are not able to find alternative purchasers, this could have a material adverse effect on our ability to fund future originations and purchases, which could have a material adverse effect on our results of operations, financial condition, liquidity and business prospects.

In a period of rising interest rates, our interest expense could increase faster than the interest we earn on our assets due to our strategy of financing hybrid/adjustable-rate or fixed-rate assets with floating-rate liabilities.

We expect our primary interest rate exposure to relate to our mortgage loans, mortgage-backed securities and variable-rate debt, as well as the exchange of a fixed amount per payment period for a payment that is not fixed, or interest rate swaps, and option contracts which put an upper limit on a floating exchange rate, or caps, that we intend to utilize for risk management purposes. Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also can affect our ability to originate or acquire mortgage loans or mortgage-backed securities, the value of our assets and our ability to realize gains from the sale of such assets. In a period of rising interest rates, our interest expense could increase while the interest we earn on our assets might not change as rapidly due to our strategy of funding hybrid/adjustable-rate or fixed-rate assets with floating-rate liabilities. This would adversely affect our profitability.

Although interest rates have been low over the past few years, the federal funds rate has risen 125 basis points during 2004 and has continued rising in 2005. The corresponding increase in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking subordinate mortgages. This may decrease the number of mortgages available to be originated or acquired by our mortgage operations, which could adversely affect our operating results.

We originate a significant amount of our mortgage loans in California, Illinois, Florida and New York, and our operations could be harmed by economic downturns or natural disasters in these states.

During the year ended December 31, 2004, we originated approximately 57%, 9%, 5% and 5% of our mortgage loans in California, Illinois, Florida and New York, respectively. Declines in the economy generally or residential real estate markets in any of these states may reduce the demand for mortgage loans or increase losses in the event of foreclosure, either of which would hurt our earnings.

The occurrence of a natural disaster may cause a sudden decrease in the value of real estate in any of these states and would likely reduce the value of the properties collateralizing the mortgage loans we made. Historically, California has been vulnerable to earthquakes, erosion-caused mudslides and wildfires, and Florida has been vulnerable to tropical storms, hurricanes and tornadoes. Since such natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the borrowers have to pay for repairs due to such disasters. Uninsured borrowers may not repair the property or may stop paying their mortgage loans if the property is damaged. This would cause the number of foreclosures to increase and decrease our ability to recover losses on properties affected by the disasters. In addition, California has been the focal point for class action and “private attorney general” litigation against subprime residential mortgage lenders over the past two years. The litigation typically has been brought under the California Unfair Competition Law, a statute creating liability for “unfair” business practices even if those practices are not otherwise unlawful.

Declining real estate values could harm our operations.

We believe the risks associated with our business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Furthermore, declining real estate values will likely reduce our volume of cash-out refinancings and debt consolidation loans as the level of home equity available to secure such loans will be reduced. For the year ended December 31, 2004, approximately 72% of our loan originations were cash-out refinancings and debt consolidation loans. In addition, declining real estate values significantly increase the likelihood that we will incur increased payment delinquencies, foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our mortgage loan portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

New legislative restrictions impacting telemarketing activities may harm our ability to market our loan products.

Federal and state laws regulate telemarketing practices, and may adversely impact our business. Enacted in 1991 and 1994, the Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act,

respectively, are designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly due to new technologies that make it easier to target potential customers while at the same time making it more cost effective to do so. The FCC and the FTC have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. During the same time, many states have also adopted similar laws, with which we believe we also comply at this time. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs. In addition, the number of potential borrowers available to us to contact by telephone may be reduced, which could have a material adverse effect on the success of our retail operation.

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and interest income may be adversely affected.

Under the Servicemembers Civil Relief Act, which in 2003 re-enacted the Soldiers’ and Sailors’ Civil Relief Act of 1940, or the Civil Relief Act, members of the military services on active duty receive certain protections and benefits. Under the Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, including foreclosure, during the period of the borrower’s active duty status. The Civil Relief Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. Considering the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, compliance with the Civil Relief Act could reduce our cash flow and the interest payments collected from those borrowers, and in the event of default or delay, prevent us from exercising the remedies for default that otherwise would be available to us.

If we do not manage our growth effectively, our financial performance could be harmed.

Since we originated our first mortgage loan in March 2002, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. We also intend to grow our business by securitizing mortgage loans, which may require capital and systems development and human resources beyond those that we currently have. We cannot assure you that we will be able to satisfy our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire additional qualified employees, satisfactorily perform our servicing obligations or incorporate effectively the components of any business that we may acquire in our effort to achieve growth. For example, we have grown from 355 employees at December 31, 2002 to 1,114 employees at December 31, 2004, or an increase of more than 300% in staffing in two years. This rapid increase in staffing places constraints on our ability to find and retain qualified employees, train our new employees to use our technology-based process and integrate them into our culture. The failure to manage growth effectively would significantly impair our ability to grow and could have a material adverse effect on our business, financial condition, liquidity and results of operations.

In a declining interest rate environment, loan prepayment rates may increase, adversely affecting yields on our planned investments.

The value of the assets we plan to acquire may be affected by prepayment rates on mortgage loans. Prepayment rates on mortgage loans are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage loan interest rates, prepayments on mortgage loans generally increase and the proceeds of such prepayments are likely to be reinvested by us in assets with lower yields than the yields on the assets that were prepaid. In addition, the market value of any mortgage assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

The subprime mortgage loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we retain or are required to repurchase.

The subprime mortgage loans we originate generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans at the time we originate them. In whole-loan sales, our risk of delinquency typically only extends to the first or second payment due to the purchaser of the loan, but when we securitize we continue to bear some exposure to delinquencies and losses through our residual interests and the loans underlying our on-balance sheet securitization transactions. We will need to establish allowances based on our anticipated delinquencies and losses. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate loss allowances, our business, financial condition, liquidity and results of operations could be harmed.

Our internal underwriting standards may not provide adequate protection against the risks inherent in subprime residential mortgage loans and as a result, our cash flows, results of operations, financial condition and liquidity, including any net interest income from securitizations, could be materially harmed.

A substantial portion of the loans we originate are underwritten generally in accordance with our underwriting guidelines that are intended to provide for subprime residential mortgages. The mortgage industry often refers to mortgage loans that are eligible for sale to government sponsored entities, such as Fannie Mae and Freddie Mac, under both size and credit characteristics, as conforming or prime loans, while those mortgage loans that do not satisfy the credit, documentation or other underwriting standards prescribed by those government sponsored entities are often referred to as subprime loans. Accordingly, mortgage loans underwritten under our underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than mortgage loans originated in accordance with Fannie Mae or Freddie Mac underwriting guidelines. We cannot be certain that our underwriting criteria will afford adequate protection against the higher risks associated with loans made to such borrowers. If we are unable to mitigate these risks, our cash flows, results of operations, financial condition and liquidity, including any net interest income from securitizations, could be materially harmed.

Our warehouse and repurchase facilities contain covenants that restrict our operations and our ability to make distributions if we are not in compliance with certain financial and other covenants.

Our warehouse and repurchase facilities contain restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. ECC Capital has been added as a co-borrower to those warehouse and repurchase facilities, which will result in ECC Capital having to meet specified financial and other performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings.

The covenants and restrictions in our warehouse and repurchase facilities may restrict our ability to, among other things:

•	incur or guarantee additional debt;

•	make certain investments and other restricted payments;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	issue or sell capital stock of restricted subsidiaries;

•	grant liens;

•	enter into transactions with affiliates;

•	engage in mergers or consolidations, transfer substantially all of our assets or other events constituting a change in control;

•	finance loans with certain attributes;

•	reduce liquidity below certain levels; and

•	hold loans for longer than established time periods.

These restrictions may interfere with our ability to obtain financing, to engage in other business activities or to make distributions if we are not in compliance with these covenants, which may materially harm our business, financial condition, liquidity and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Warehouse and Repurchase Facilities.”

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could adversely impact our earnings.

When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our whole-loan sale agreements require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser or make a misrepresentation during the mortgage loan origination process. In the case of securitized loans, we may be required to replace them with substitute loans or cash. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the broker. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. Repurchased loans are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could negatively affect our cash flow and results of operations.

We may change our investment strategy without stockholder consent, which may result in our investing in riskier investments than our currently planned investments.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described under the caption “Business” in this annual report. A change in our investment strategy may increase our exposure to, among other things, credit risk, interest rate risk and real estate market fluctuations.

Our hedging transactions may limit our gains or result in losses.

We intend to use derivatives, such as interest rate swaps and caps, and forward-sale agreements to hedge our liabilities and these transactions have certain risks, including the risk that losses on a hedging transaction will reduce the amount of cash available for distribution to our stockholders and that such losses may exceed the amount invested in such instruments. Our board of directors will adopt a general policy with respect to the use of derivatives, which will generally allow us to use derivatives when we deem appropriate for risk management purposes, but does not set forth specific guidelines. To the extent consistent with maintaining our qualification as a REIT, we may use derivatives, including interest rate swaps and caps, options, term repurchase contracts, forward contracts and futures contracts, in our risk management strategy to limit the effects of changes in interest rates on our operations. However, a hedge may not be effective in eliminating the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives in a hedging transaction.

New legislation and regulations directed at curbing predatory lending practices could restrict our ability to originate, purchase or price subprime residential mortgage loans, which could adversely impact our earnings.

HOEPA identifies a category of residential mortgage loans and subjects such loans to restrictions not applicable to other residential mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees and/or the annual percentage rate, exceed specified levels. Laws, rules and regulations have been adopted, or are under consideration, at the federal, state and local levels that are similar to HOEPA in that they impose certain restrictions on loans that exceed certain cost parameters. These laws generally have lower thresholds and broader prohibitions than under HOEPA. The restrictions include, but are not limited to, prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and originating loans without a reasonable expectation that the borrowers will be able to repay the loans without regard to the value of the mortgaged property. At this time we believe we are adhering to all city, county, state and federal restrictions. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, would extend not only to us, but to assignees, which may include our warehouse lenders, whole-loan buyers and securitization trusts, regardless of whether such assignee knew of or participated in the violation.

It is our policy not to originate or purchase loans that are subject to either HOEPA or these state and/or local laws, because the institutional loan purchasers of our loans and/or the warehouse lenders that provide financing for our loan origination operations do not want to purchase or finance such loans. Rating agencies may refuse to rate any securitization including loans subject to these laws or may rate such transactions based on higher over-collateralization levels. If we miscalculate the numerical thresholds, we may mistakenly originate or purchase such loans and bear the related marketplace and legal risks. These thresholds below which we try to originate loans create artificial barriers to production and limit the price at which we can offer loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. Encore Credit had ceased doing business for a period of time in Georgia, New Jersey and certain cities within Ohio because it believed compliance with these requirements could not be assured at a reasonable cost with the degree of certainty that it required, and we may cease doing business in additional jurisdictions in the future where we, or our counterparties, make similar determinations with respect to anti-predatory lending laws.

We may decide to make a loan that is covered by one of these laws, rules or regulations only if, in our judgment, the loan is made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If we decide to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. Any of the foregoing could materially harm our business, financial condition and results of operations.

Some of our competitors that are national banks or federally chartered thrifts and their operating subsidiaries may not be subject to these state and local laws and may as a consequence be able to capture market share from us and other lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this federal preemption for national banks and their operating subsidiaries. Such federal preemption rules and interpretations generally have been upheld in the courts. At least one national rating agency has announced, that in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state that it deems to have anti-predatory lending laws with clear and objective standards. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders, we may be subject to state legal requirements and legal risks under state laws to which these federally regulated competitors are not subject, and this disparity may have the effect of giving those federal entities legal and competitive advantages. Passage of additional laws in other jurisdictions could increase compliance costs, lower fee income and lower origination volume, all of which would have a material adverse effect on our results of operations, financial condition and business prospects.

The 109th United States Congress is considering legislation, such as the Ney Kanjorski Responsible Lending Act, introduced in 2005. This bill proposes limitations on fees that a lender is permitted to charge borrowers, including prepayment fees, restricts the terms lenders are permitted to include in their loan agreements and increases the amount of disclosure required to be given to potential borrowers. In addition, this bill is designed to establish licensing and minimum standards for mortgage brokers. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are evaluating the potential impact of these initiatives, if enacted, on our lending practices and results of operations. As a result of these and other initiatives, we are unable to predict whether federal, state, or local authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in California, Illinois, Florida or New York, or any other state where we originate a significant portion of our mortgage loans.

As of July 1, 2003, we were no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment fees, which could adversely impact our earnings.

The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment fee payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment fee, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan that has a prepayment penalty. Prepayment fees are an important feature, which we rely upon to obtain a higher value on the loans we originate.

Certain state laws restrict or prohibit prepayment fees on mortgage loans. Prior to July 1, 2003, we relied on the federal Alternative Mortgage Transactions Parity Act, or the Parity Act, and related rules of the Office of Thrift Supervision, or the OTS, to preempt state limitations on prepayment fees. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy with respect to alternative mortgage transactions, such as hybrid/adjustable-rate mortgage loans. However, on July 1, 2003, a new OTS rule took effect that reduced the scope of the Parity Act preemption and, as a result, we are no longer able to rely on the Parity Act to preempt state restrictions on prepayment fees. The elimination of this federal preemption requires us to comply with state restrictions on prepayment fees. These restrictions prohibit us from charging any prepayment fee on first or subordinate mortgages in several states, and restrict the amount or duration of prepayment fees that we may impose in several states, as well. State laws regulating prepayment fees vary widely from state to state. Generally speaking, these laws fall into the following four categories: (a) prohibiting prepayment fees for all mortgage loans or certain mortgage loans; (b) authorizing prepayment fees subject to certain conditions, such as the creditor being licensed for certain loans, or pursuant to a certain formula for a certain period of time; (c) prohibiting or restricting prepayment fees for mortgage loans covered under the state’s anti-predatory lending law, but not for other mortgage loans; and (d) including prepayment fees in the calculation of points and fees for purposes of determining whether a loan is covered by an anti-predatory lending law.

Prohibited Prepayment Fees

Blanket prohibitions on imposing prepayment fees may arise under one of two types of laws. First, some state licensing laws prohibit licensees from charging prepayment fees on loans that they originate. Alabama’s Consumer Finance Act is one such licensing law. Second, in the limited number of states that have enacted a version of the Uniform Consumer Credit Code, prepayment fees for mortgage loans covered by such laws are often prohibited, but prepayment fees for mortgage loans that are not covered by such laws may not be prohibited. Colorado is one such example.

Authorized Prepayment Fees Subject to Certain Restrictions

California’s Civil Code is an example of a law of general applicability that authorizes fees subject to certain conditions. The Civil Code permits most lenders to contract for a prepayment fee within the first five years of the loan’s repayment. A prepayment fee may be imposed on any amount prepaid in any twelve month period in excess of 20% of the original principal loan amount, which prepayment fee cannot exceed an amount equal to the payment of six month’s advance interest on the amount prepaid in excess of such 20%. Licensed real estate brokers in California, however, are authorized under the Civil Code to contract for such a prepayment fee within the first seven years of the loan’s repayment.

Prepayment Fee Provisions Under State Anti-Predatory Lending Laws (i) Prohibiting or Restricting such Fees or (ii) Including such Fees in the Points and Fees Test

Over the past few years, states have begun to adopt anti-predatory lending laws. These anti-predatory lending laws typically address prepayment fees in one of two ways: (i) in definitions of loans covered by the law; or (ii) in the prohibited terms and practices for such loans. With respect to defining the loans covered by the law, several laws include prepayment fees in the calculation of “points and fees” for purposes of determining whether a loan is covered by the anti-predatory loan provisions. For example, in New Jersey, lenders must include in the calculation: (i) the maximum amount of prepayment fees and penalties that may be charged or collected under the terms of the loan documents; and (ii) all prepayment fees or penalties that are incurred by the borrower if the loan refinances a previous loan made or currently held by the same creditor or an affiliate of the creditor. With respect to regulated practices, some predatory lending laws prohibit or severely restrict a lender’s ability to contract for a prepayment fee on loans covered by the law. For example, in Georgia, for any loan that constitutes a “high cost home loan,” a lender may not include a prepayment fee after two years or that exceeds in the aggregate: (i) in the first 12 months of the loan, more than 2% of the loan amount prepaid; or (ii) in the second 12 months of the loan, more than 1% of the loan amount prepaid.

This may place us at a competitive disadvantage relative to financial institutions such as national banks and federally-chartered thrifts that will continue to enjoy federal preemption of such state restrictions. Such institutions generally will be able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer.

Our business could be harmed if courts rule that the OTS exceeded its statutory authority in adopting regulations in 1996 that allowed lenders such as us to rely on the Parity Act to preempt state restrictions on prepayment fees for hybrid/adjustable-rate mortgages.

A recent New Jersey state appellate court departed from prior decisions in other jurisdictions to hold that the OTS did not have the authority to adopt regulations in 1996 that allowed lenders like us to rely on the Parity Act to preempt state limitations on prepayment fees with respect to hybrid/adjustable-rate mortgages. Although the New Jersey Supreme Court reversed the decision in May 2004, that reversal could be appealed, and if it were appealed successfully or if courts in other jurisdictions reach similar conclusions, we, along with other lenders, could face litigation regarding the enforceability of prepayment fees on our outstanding hybrid/adjustable-rate loans and regarding charges that were imposed on our customers who paid prepayment penalties at the time they refinanced our hybrid/adjustable-rate loans. We could also face contractual claims from our loan buyers stemming from representations we made regarding the enforceability of our prepayment penalties. Such litigation and claims could have a material adverse effect on our business, financial condition and results of operations.

Our business could be harmed if a recent Appellate Court of Illinois decision is not overturned on appeal, and if we are thus exposed to litigation for fees charged in connection with loans we originated in Illinois in the past.

On March 31, 2004, the Appellate Court of Illinois held, contrary to the understanding of many in the industry, that Section 501(a) of the Depository Institutions Deregulation and Monetary Control Act, or DIDMCA, does not preempt the limitations on loan-related charges and fees contained in Section 4.1a of the Illinois Interest Act. Unless this decision is overturned on appeal, we could be exposed to litigation against us for fees charged by us in connection with loans we originated in Illinois in the past in reliance on the DIDMCA preemption. In addition, as a result of this limitation, we may reduce our operations in Illinois since the limit will reduce the return we expect on higher rate loans. Such litigation, if decided against us, could have a material adverse effect on our business, results of operations and financial condition.

The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

Because we may originate, purchase and/or table fund mortgage loans in all 50 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict subprime loan origination activities in those cities and counties. State and local governmental authorities have focused on the lending practices of companies in the subprime mortgage lending industry, sometimes seeking to impose sanctions for practices such as charging excessive fees, imposing interest rates higher than warranted by the credit risk of the borrower, failing to adequately disclose the material terms of loans and abusive servicing and collection practices. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to identify comprehensively and to interpret accurately applicable laws and regulations and to employ properly our policies, procedures and systems and train our personnel effectively with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with this regulatory regimen can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of lending licenses or approved status required for continued lending and servicing operations;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	legal defenses causing delay and expense;

•	adverse effects on the servicer’s ability to enforce loans;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans;

•	loss of the ability to obtain ratings on our securitizations by rating agencies; or

•	inability to obtain credit to fund our operations.

Although we have systems and procedures directed to compliance with these legal requirements and believe that we are in material compliance with all applicable federal, state and local statutes, rules and regulations, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations.

If financial institutions face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could increase our borrowing costs and negatively affect the market for whole-loans and mortgage-backed securities.

In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held it liable for 10% of the plaintiff’s damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by a mortgage lender customer. Shortly after the announcement of the jury verdict in the California case, the Florida Attorney General filed suit against the same financial institution, seeking an injunction to prevent it from financing mortgage loans within Florida, as well as damages and civil penalties, based on theories of unfair and deceptive trade practices and fraud. The suit claims that this financial institution aided and abetted the same lender involved in the California case in its commission of fraudulent representations in Florida. As of the date of this annual report, there has been no ruling in this case. If other courts or regulators adopt this “aiding and abetting” theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending and reduce the prices they pay for whole-loans in order to build in the costs of this potential litigation. This could, in turn, have a material adverse effect on our results of operations, financial condition and business prospects.

We face intense competition that could adversely affect our market share and our revenues.

We face intense competition from finance and mortgage banking companies, other mortgage REITs and other Internet-based lending companies where entry barriers are relatively low. In addition, certain government-sponsored entities, such as Fannie Mae and Freddie Mac, are also expanding their participation in the subprime residential mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including subprime loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase subprime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the subprime residential mortgage industry.

The intense competition in the subprime residential mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could have a material adverse effect on our results of operations, financial condition and business prospects.

Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. In fact, we have recently experienced significant price competition from other industry participants. Price competition could cause us to lower the interest rates that we charge borrowers, which could lower the value of our loans for either sale or our portfolio. If our competitors in the subprime residential mortgage market adopt less stringent underwriting standards, we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and have a material adverse effect on our business, financial condition, liquidity and results of operations.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

Substantially all of our originations of mortgage loans comes from independent brokers in our wholesale operation. In 2004, 50 brokers originated approximately 30% of our mortgage loans. The brokers with whom we associate are not contractually obligated to do business with us. Further, our competitors also have relationships with the brokers with whom we associate and actively compete with us in our efforts to obtain loans from our brokers and to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could negatively affect the volume and pricing of our loans, which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

If our servicers fail to adequately service the loans we originate and sell, this could negatively affect our business, financial condition, liquidity and results of operations.

We currently outsource the servicing of all the loans we originate. For the loans we originate and hold for sale, we enter into servicing agreements with a third party. If any interim servicer were to terminate the agreement or refuse or be unable to provide the necessary service, our choices for a new servicer may be limited and we may not be able to identify another servicer at the same cost or at all. With respect to the loans we securitize, we will either contract with a third party to service these loans or sell the servicing rights to a third party. If we engage a third party to service the loans on our behalf and that servicer should refuse or be unable to provide the necessary service, we may be required to provide the service or engage another servicer. If we are unable to engage another servicer, in addition to providing the servicing of the loans, we may be obligated to make advances for delinquent payments and other servicing-related costs may be increased, which could have a negative effect on our results of operations and financial condition.

Poor servicing and collections for which we are reliant on third-party servicers or a transfer of servicing could adversely affect the amount or value of the cash flow received from our securitized portfolio, the value of our residual interests, our ability to sell or securitize loans and the likelihood that repurchase obligations are triggered, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and entities making misrepresentations are often difficult to locate, and it is often difficult to collect any monetary losses we have suffered from them. We cannot assure you that we have detected or will detect all misrepresented information in our loan originations.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. For example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. In the past, the United States Department of Justice has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage broker customers.

Stockholder, director and officer refusal to comply with regulatory requirements may interfere with our ability to do business in certain states.

Some states in which we operate may impose regulatory requirements on our officers and directors and persons holding certain amounts, usually 10% or more (but in some cases 5%), of our common stock. If any such person fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in that state.

In many states, unless waived, certain officers, directors and/or securityholders of a license applicant are required to provide certain personal background and/or financial disclosures. In some states, unless waived, certain officers, directors or securityholders of a license applicant are required to submit fingerprint cards for processing by law enforcement agencies. Failure to submit the required personal background or financial disclosures or fingerprint cards could lead to the denial of a license application. ECC Capital has made the required submissions, in connection with applying for the state licenses it needs to conduct its mortgage finance activities, in all states except for New York and Texas. As new officers or directors are appointed, or as additional investors acquire the requisite shares of stock, the background or financial disclosures or fingerprint card submissions may need to be filed in some states, which may be done as part of the license renewal process in some of these states. Failure to submit required background or financial disclosures or fingerprint cards could lead to a fine or license suspension or revocation.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use and security of customer information.

The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other nonpublic information provided to us by applicants and borrowers. In addition, California has enacted, and several other states are considering enacting, even more stringent privacy or customer-information-security legislation, as permitted under federal law. Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

Loss of our executive officers, such as Messrs. Holder and Asghar, or the inability to attract and retain skilled account executives could result in a material adverse effect on our business.

Our future success depends to a significant extent on the continued services of our executive officers, particularly Messrs. Holder and Asghar. The loss of the services of our executive officers could have a material adverse effect on our business, financial condition and results of operations.

In addition, we depend on our account executives to attract borrowers by, among other things, developing relationships with other financial institutions, mortgage companies, real estate agents and brokers, and others. These relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives and loan officers at manageable costs, it could harm our business, financial condition, and results of operations.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes to remain competitive and any failure to do so could result in a material adverse effect on our business.

Our mortgage loan origination business is currently dependent upon our ability to interface effectively with our brokers, borrowers and other third parties and to process loan applications and closings efficiently. The origination process is becoming more dependent upon technological advancement, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Maintaining and improving this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Our operations are dependent on our ability to protect our automated underwriting system and data centers against damage.

Our operations are dependent on our ability to protect our computer equipment and the information stored in our data centers against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events. We cannot assure you that a fire or other natural disaster would not result in a prolonged disruption of our automated underwriting system or permanently impair some of our operations. A prolonged service disruption or other impairment of operations could damage our reputation with customers, expose us to liability, cause us to lose existing customers or increase our difficulty in attracting new ones. We may also incur significant costs for using alternative off-site equipment.

We are exposed to environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to residential properties, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

If appropriate opportunities become available, we may attempt to acquire businesses that we believe are a strategic fit with our business. We currently have no agreements to consummate any material acquisitions. Any such acquisitions that are material to us would generally require the prior approval of our stockholders. If we pursue any such transaction, the process of negotiating the acquisition and integrating an acquired business may result in operating difficulties and expenditures and may require significant management attention that would otherwise be available for the ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could harm our business, results of operations and financial condition.

Risks Related to Our Organization and Structure

Our charter prohibits certain entities from owning our shares which might reduce the demand for our shares by limiting the potential purchasers of our shares.

If certain types of entities hold our shares, then a tax will be imposed on us if we hold a residual interest in a real estate mortgage investment conduit, or REMIC, and, although the law on the matter is unclear, a tax might be imposed on us if we hold an interest in a taxable mortgage pool. To prevent us from being required to pay this tax in that event, our charter prohibits our shares from being held by the entities that might cause this tax to be imposed on us. These entities include: the United States; any state or political subdivision thereof; any foreign government; any international organization; any agency or instrumentality of any of the foregoing; any other tax-exempt organization, other than a farmer’s cooperative described in section 521 of the Code, that is both exempt from income taxation and exempt from taxation under the unrelated business taxable income provisions of the Code; and any rural electrical or telephone cooperative.

Provisions of our charter and Maryland law may limit the ability of a third party to acquire control of our company.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special super majority stockholder voting requirements on these combinations;

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares; and

•	“unsolicited takeover” provisions of Maryland law that permit our board of directors, without stockholder approval, to implement possible takeover defenses, such as a classified board or two-third vote requirement for removal of a director that we are not yet eligible to have.

We have opted out of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, we may, by amendment to our bylaws, become subject to the control share provisions of the MGCL in the future. We have also, by resolution of our board of directors, excluded any business combination with us from the business combination provisions of the MGCL. There can be no assurance that this provision will not be amended or eliminated at any time in the future. There can also be no assurance that the “unsolicited takeover” provisions that we are not yet eligible to have will not be implemented by our board of directors in the future.

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

•	There are ownership limits and restrictions on transferability in our charter. Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 5.6% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock and no more than 5.6% in value of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from these ownership limits. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose actual or constructive ownership, of in excess of 5.6% of the value of the outstanding shares of our capital stock could jeopardize our status as a REIT. Steven G. Holder and Shabi S. Asghar, together with each of their respective affiliates, will each be permitted to own up to 19.58% and 12.92%, respectively, of our common stock. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. These ownership limits may delay or impede a transaction or a change of control that might be in the best interest of our stockholders.

•	Our charter permits our board of directors to issue common stock or preferred stock, without any action by our stockholders, with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to issue up to 200,000,000 shares of common stock and up to 20,000,000 shares of preferred stock. In addition, our board of directors may classify or reclassify unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of the classified shares. As a result, our board of directors could authorize the issuance of common stock or preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

•	Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contains other provisions that may have the effect of delaying, deterring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then prevailing market price.

•	Removal of Directors. Under our charter, subject to the rights of one or more future classes or series of preferred stock to elect or remove one or more directors, a director may be removed only for cause and then only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.

•	Stockholder-Requested Special Meetings. Our bylaws provide that our stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting.

•

Number of Directors, Board Vacancies, Term of Office. Our charter and bylaws provide a majority of the entire board of directors with the right to determine the number of directors; however, the number of directors may not be fewer than one, as required by Maryland law, or more than fifteen. Vacancies on the board may be filled by a majority of the remaining directors, whether or not constituting a quorum. In addition, a vacancy on the board of directors resulting from the removal of a director may also be filled by the stockholders. We have provided in our charter that, once we have a class of equity securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have at least three independent directors, the board of directors has the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill all vacancies on the board of directors, including those resulting from the removal of a director or an increase in the number of directors, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy shall hold office until the next annual meeting of stockholders and until his or her successor is elected and qualifies.

•	Advance Notice Provisions for Stockholder Nominations and Proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of individuals for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of directors and officers, will require us to indemnify our directors and officers for actions taken by them in those capacities to the full extent permitted by Maryland law.

Maryland law permits us to include in our charter a provision limiting the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from (a) actual receipt of an improper benefit or profit in money, property or services, or (b) active and deliberate dishonesty established by final judgment and which is material to the cause of action. Our charter contains a provision that eliminates directors and officers’ liability to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exemption, we must maintain at least 55% of our assets directly in mortgages, qualifying pass-through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act. If the Securities and Exchange Commission, or SEC, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption, we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, we will need to restructure our business to qualify for exemption from registration or register as an investment company under the Investment Company Act. If we are required to register as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.

Messrs. Holder and Asghar, together with their respective affiliates, own in the aggregate approximately 30% of our outstanding common stock and there may be circumstances under which the interests of Messrs. Holder and Asghar and the interests of the holders of the remainder of our common stock will not be aligned.

Messrs. Holder and Asghar, together with their respective affiliates, own in the aggregate approximately 30% of our outstanding common stock. This may enable them to exercise substantial influence over the management of our company and on the outcome of any matters submitted to a vote of our stockholders. Circumstances may arise in which the interests of Messrs. Holder and Asghar could be in conflict with the interests of our stockholders. The concentration of ownership of our company may have the effect of delaying, deferring or preventing a change of control of our company, may discourage bids for our stock at a premium over the market price and may have a material adverse effect on the market price of our common stock.

Risks Related to Our Qualification and Operation as a REIT

Our failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code commencing with the taxable year ending December 31, 2005. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this annual report are not binding on the IRS or any court. If we were to lose our REIT status, we would face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we would not be required to make, nor would we be entitled to a deduction for, any distributions to stockholders in computing our taxable income and would be required to pay federal income tax at regular corporate rates;

•	we could be required to pay the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our shares, the composition of our assets and a requirement that at least 95% and 75% of our gross income in any year be derived from qualifying sources, such as interest on mortgage loans. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains.

Even if we qualify as a REIT for federal income tax purposes, we may be required to pay some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property, including mortgage loans, as a dealer or if a taxable REIT subsidiary of ours, including Encore Credit, Encore Credit Corporation of Minnesota or Bravo Credit, enters into an agreement with us on a basis that is determined to be other than arm’s-length. In addition, any taxable REIT subsidiary we own will be required to pay federal, state and local income taxes on its taxable income, as well as any other applicable taxes.

REIT distribution requirements could adversely affect our liquidity.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be required to pay regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be required to pay a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We intend to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash or the effect of non-deductible capital expenditures could require us to (i) sell assets in adverse market conditions, (ii) borrow funds on unfavorable terms, or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments, initially, by raising capital and, subsequently, through borrowings from financial institutions, along with securitization financings. Our failure to obtain debt or equity capital in the future could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

Recognition of excess inclusion income by us could have adverse tax consequences to us or our stockholders.

We may recognize excess inclusion income and our stockholders may be required to treat a portion of the distributions they receive as excess inclusion income. Excess inclusion income may not be offset with net operating losses, represents unrelated business taxable income in the hands of an otherwise tax-exempt shareholder, and is subject to withholding tax, without regard to otherwise applicable exemptions or rate reductions, to the extent such income is allocable to a shareholder who is not a U.S. person.

Generally, excess inclusion income is the income allocable to a REMIC residual interest in excess of the income that would have been allocable to such interest if it were a bond having a yield to maturity equal to 120% of the long-term applicable federal rate, which is a rate based on the weighted average yields of treasury securities and is published monthly by the IRS for use in various tax calculations.

Although we plan to structure our securitization transactions to qualify as non-REMIC financing transactions for federal income tax purposes, we may recognize excess inclusion income attributable to the equity interests we retain in those securitization transactions. In short, if a REIT holds 100% of the sole class of equity interest in a non-REMIC multi-class mortgage-backed securities offering that qualifies as a borrowing for federal income tax purposes, the equity interest retained by the REIT, under regulations that have not yet been issued, will be subject to rules similar to those applicable to a REMIC residual interest. Thus, because we intend to undertake non-REMIC multi-class mortgage backed securities transactions, we may recognize excess inclusion income.

If we recognize excess inclusion income, we may, under regulations that have not yet been issued, have to allocate the excess inclusion income to the distributions we distribute to our stockholders to the extent our REIT taxable income (taking into account the dividends paid deduction) is less than the sum of our excess inclusions for the taxable year. If a portion of the distributions we distribute to you are characterized as excess inclusion income, then you will be taxed with respect to that excess inclusion income in the same manner that you would be taxed if you held a REMIC residual interest directly.

Generally, to maintain our REIT status, we must distribute at least 90% of our taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gains) in each year. To the extent the sum of our excess inclusion income is less than 10% of our total taxable income, we may elect to pay tax on such excess inclusion income rather than treating a portion of our distributions as comprising excess inclusion income.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

At the close of each quarter of our taxable year, we must satisfy four tests relating to the nature and composition of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets, cash, cash items and government securities. For purposes of this test, real estate assets include stock or debt instruments that are purchased with the proceeds of a stock offering or a public offering of debt with a term of at least five years, but only for the one-year period beginning on the date we receive such proceeds. Second, not more than 25% of our total assets may be represented by securities, other than those securities includable in the 75% asset test. Third, of the investments included in the 25% asset class, and except for investments in REITs, qualified REIT subsidiaries and taxable REIT subsidiaries, the value of any one issuer’s securities may not exceed 5% of the value of our total assets, and we may not own more than 10% of the total vote or value of the outstanding securities of any one issuer except, in the case of the 10% value test, certain “straight debt” and other excluded securities, as described in the Code. Fourth, not more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries.

If we fail to satisfy an asset test because we acquire securities or other property during a quarter, we may cure this failure by disposing of sufficient non-qualifying assets within 30 days after the close of that quarter. In addition, other cure provisions may be available to us in the event we fail to meet the REIT qualifications tests. Although we plan to take steps to ensure that we satisfy such tests for any quarter with respect to which testing is to occur, there can be no assurance that such steps will always be successful, or will not require a reduction in our overall interest in an issuer. If we fail to timely cure any noncompliance with the asset tests, we could cease to qualify as a REIT.

U.S. federal income tax treatment of REITs and investments in REITs may change which may cause us to lose the tax benefits of operating as a REIT.

The present U.S. federal income tax treatment of a REIT and an investment in a REIT may be modified by legislative, judicial or administrative action at any time. Revisions in U.S. federal income tax laws and interpretations of these laws could adversely affect us and the tax consequences of an investment in our securities.

Item 2.	Properties

Our executive and administrative offices are located at 1833 Alton Parkway, Irvine, California 92606, and consist of approximately 127,718 square feet. The lease on this premise extends through December 31, 2010. Effective approximately June 1, 2005, our corporate headquarters will increase by approximately 78,127 square feet to a total of approximately 205,845 square feet, pursuant to a lease that will terminate September 30, 2007. As of December 31, 2004, we also leased additional property in the following states and metropolitan areas ranging in size from approximately 200 to 30,000 square feet with original lease terms varying from month-to-month to five years: Arizona, California, Florida, Illinois, Minnesota, New Jersey, New York, Nevada, Ohio, Pennsylvania and Virginia.

Item 3.	Legal Proceedings

Encore Credit has been involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In our opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 6, 2004, the sole stockholder of our common stock, by unanimous written consent, approved the amendment and restatement of our charter to provide for the corporate reorganization and our real estate investment trust requirements.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock commenced trading on the New York Stock Exchange under the symbol “ECR” on February 15, 2005. As of March 31, 2005, the closing sales price of our common stock, as reported on the NYSE, was $6.00 and the number of stockholders of record of our common stock was 77, which amount does not include stockholders whose shares are held in the name of their broker.

Dividends

To date, we have not declared or paid any cash dividends on our capital stock. In order to comply with REIT qualification requirements, we intend to make regular quarterly distributions of all, or substantially all, of our net taxable income to holders of our common stock. Any distributions will be made at the discretion of our board of directors and will depend on our earnings and financial condition, maintenance of REIT status and any other factors the board of directors deems relevant.

Initial Public Offering; Use of Proceeds

The SEC declared our registration statement on Form S-11 (File No. 333-118253) under the Securities Act of 1933, effective on February 14, 2005. Under this registration statement, we registered 57,189,693 shares of our common stock at an aggregate price of $386,030,428 based on an initial public offering price of $6.75 per share. Of the 57,189,693 shares in the offering, 52,500,000 shares were offered by us and 4,689,693 shares were offered by selling stockholders.

On February 18, 2005, we completed our initial public offering, resulting in total gross proceeds to us of $354,375,000 and total gross proceeds to the selling stockholders of $31,655,428. Friedman, Billings, Ramsey & Co., Inc. acted as the book-running manager of the offering and Stifel, Nicolaus & Company Inc., Flagstone Securities LLC, JMP Securities LLC and Roth Capital Partners acted as co-managers.

On February 18, 2005, we completed the private placement of 3,940,110 shares of our common stock to Friedman, Billings, Ramsey Group, Inc. for $6.345 per share, or an aggregate purchase price of approximately $25 million. Also on February 18, 2005, we completed the private placement of 131,250 shares of our common stock to Milestone Advisors LLC. These shares were issued in consideration for financial advisory services provided by Milestone Advisors LLC. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

We intend to use the net proceeds of this public offering and the concurrent private placement, which are estimated to be approximately $351,524,000, for general working capital purposes, substantially all of which will be used to build a portfolio of mortgage loans.

Item 6.	Selected Financial Data

You should read the following summary historical consolidated financial and operating data of Encore Credit in conjunction with its consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table presents Encore Credit’s summary historical consolidated financial and other data for the years ended December 31, 2004, 2003 and 2002, and from inception to December 31, 2001, which have been derived from Encore Credit’s consolidated financial statements audited by Grant Thornton LLP, Encore Credit’s independent auditors. We have presented no historical financial information for ECC Capital because ECC Capital was formed in April 2004 and had no operations through December 31, 2004.

As a REIT, we expect the interest income generated by our portfolio of loans, net of the interest we pay on our liabilities, to become a larger component of our revenue. Because Encore Credit has not previously held the loans it originates for an extended period of time and because it has sold substantially all of the loans it has originated, Encore Credit’s historical results of operations are not likely to be indicative of our future results.

	Encore Credit Historical
	Year Ended December 31,			Period from Inception(1) to December 31, 2001
	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues
Gain on sale of loans, net	$135,494	$64,410	$30,985	$—
Net interest income	27,843	14,900	5,947	—
Total revenues	163,337	79,310	36,932	—

Expenses
Salaries and related expenses	48,655	28,566	19,047	73
Occupancy expense	5,938	2,671	820	—
Operating expenses	44,861	20,848	9,003	30
Professional fees	7,658	7,476	3,634	206
Termination of RFC financing arrangement	7,500	—	—	—
Loss on disposal of assets	161	65	—	—
Total expenses	114,773	59,626	32,504	309

Income/(loss) before income taxes	48,564	19,684	4,428	(309)

Provision for income taxes	20,288	8,437	2,769	—
Net income/(loss)	$28,276	$11,247	$1,659	$(309)

(1)	This period began on October 18, 2001.

	Encore Credit Historical
	Year Ended December 31,			Period from Inception(1) to December 31, 2001
	2004	2003	2002
	(in thousands, except per share data)
Earnings/(losses) per share:
Basic	$1.15	$0.47	$0.07	$(0.01)
Diluted	0.66	0.30	0.05	(0.01)
Common stock outstanding:
Basic	24,493	23,691	23,691	23,662
Diluted	42,703	37,558	36,206	23,662

	Encore Credit Historical
	Year Ended December 31,
	2004	2003	2002	2001(1)
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,023	$5,483	$990	$512
Mortgage loans held for sale, net	913,365	594,510	359,757	—
Residual interests in securitization	20,167	1,596	—	—
Other assets	51,991	15,091	7,603	414

Total assets	1,007,546	616,680	368,350	926
Warehouse lines of credit	894,307	576,777	351,128	—
Securities sold under agreements to repurchase	3,970	—	—	—
Accounts payable and accrued expenses	40,131	16,382	5,468	—
Income tax payable	16,189	3,481	3,263	—
Subordinated debt to shareholder, net	—	895	640	—

Total liabilities	954,597	597,535	360,499	—
Cash received for stock not issued	—	—	—	235
Total stockholders’ equity	$52,949	$19,145	$7,851	$691

(1)	This period began on October 18, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes. The following discussion and analysis discusses our financial condition and results of our operations on a consolidated basis, unless otherwise indicated. Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this annual report and specifically under the caption “Risk Factors” in this annual report.

Formation transactions

ECC Capital Corporation was incorporated on April 1, 2004 in the state of Maryland. ECC Capital was formed by Encore Credit Corp. solely for the purpose of effecting a restructuring of Encore Credit Corp. that would facilitate an initial public offering and conversion to a real estate investment trust, or REIT. As a REIT, ECC Capital invests in residential mortgage loans financed by the issuance of non-recourse debt. At December 31, 2004, ECC Capital was a wholly-owned subsidiary of Encore Credit Corp. Encore Credit Corp. was formed in October 2001 and did not begin lending operations until March 2002.

On February 18, 2005, ECC Capital completed its initial public offering and conversion to a REIT. Prior to completion of our initial public offering, ECC Capital formed a wholly-owned subsidiary, ECC Merger Sub, for the interim purpose of effecting the merger. Encore Credit merged with ECC Merger Sub, with Encore Credit surviving. In connection with the merger, the shareholders of Encore Credit received 1.183 shares of common stock of ECC Capital for each share of common stock, Series A preferred stock and Series B preferred stock of Encore Credit. In addition, each outstanding option to purchase Encore Credit common stock was assumed by ECC Capital and was adjusted to reflect the exchange ratio in the merger. Each warrant to purchase Encore Credit common stock was exercised prior to the merger. All shares and related amounts presented herein are presented “as converted” based upon the exchange ratio of 1.183 shares of ECC Capital common stock for 1 share of Encore credit stock.

As part of the initial public offering ECC Capital: (i) issued 40,406,108 shares of common stock to the shareholders of Encore Credit in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share, and (iii) sold 3,940,110 shares of common stock in a private placement offering to an affiliate of its lead underwriter, Friedman Billings Ramsey, at $6.345 per share. ECC Capital raised a total of $379,375,000 through the sale of its stock (before offering expenses).

Following the initial public offering, Encore Credit became a wholly-owned subsidiary of ECC Capital. In this annual report, unless the context suggests otherwise, for time periods before February 17, 2005, the terms “the company,” “we,” “our” and “us” refer to Encore Credit and its subsidiaries, and for time periods on and after February 17, 2005, all references to “the company,” “we,” “our” and “us” refer to ECC Capital and its subsidiaries, including Encore Credit.

General

During fiscal year 2004, we sold substantially all of our mortgage loans on a whole-loan basis, completed two securitization transactions accounted already processed as sales and generally recognized a gain on sale of the loans upon completion of the sale. We recognized interest income on the loans held in inventory preceding the sale of our loans and interest expense on any associated warehouse borrowing throughout the period preceding sale of our loans. The proceeds of loan sales were primarily used to repay any warehouse borrowing associated with those loans. We outsourced the interim servicing of our loans and, upon sale of the loans, we transferred servicing rights to the buyer.

As of December 31, 2004, we operated through five regional processing centers in Irvine, California, Woodland Hills, California, Walnut Creek, California, Downers Grove, Illinois and Glen Allen, Virginia. We originated approximately $9.1 billion and $4.6 billion in loans during the twelve months ended December 31, 2004 and 2003, respectively. We began originating subprime mortgage loans on a retail basis during the third quarter of 2004. During the first quarter of 2005, we transitioned Encore Credit’s retail operation to Bravo Credit, its wholly-owned subsidiary, which will be one of our taxable REIT subsidiaries, or TRSs.

As a REIT, we will continue to originate mortgage loans through our TRSs, Encore Credit and Bravo Credit. However, our strategy will change to include a portfolio approach, which will generally involve our retention of a portion of our loan production through “on-balance sheet” securitizations that will be treated as financing transactions for accounting purposes. The result will be that we will continue to carry the loan balances as an asset on the balance sheet as well as the related debt as a liability. As a result of our new business strategy, we expect the net interest income generated by our portfolio of loans to become a larger component of our revenue. This income will be the result of the interest spread received on the mortgage loans over the interest paid to noteholders. We will continue to sell to third parties on a whole-loan basis a portion of the loans we originate and purchase, through Encore Credit, one of our TRSs, in order to generate cash from gain on sales to grow our equity capital base.

As part of this new strategy, we intend to retain the servicing rights to the loans we hold on balance sheet; however, for the immediate future, we will continue to outsource the servicing of the loans. We will receive servicing revenue, which will be a result of the difference of servicing revenue received and servicing expenses paid to third party service providers. We may choose to start our own servicing unit at such time as we determine that it has become economically feasible and advantageous to create a servicing unit, or we may choose to sell the servicing rights to a third party.

Because we have not previously held the loans we originated for an extended period of time and because we have sold substantially all of the loans we originated, our historical results of operations are not likely to be indicative of our future results.

In the future, our goal will be to maximize the value of our loan origination infrastructure by increasing our loan origination volume and revenue while limiting the growth of our fixed origination costs. Loan origination volumes in our industry are affected by such external factors as home values, the level of consumer debt and the overall condition of the economy. In addition, the premiums we receive from the sale of our loans may fluctuate or may be influenced by the overall condition of the economy and, more importantly, by the interest rate environment.

Critical Accounting Policies

We have established various accounting policies that apply accounting principles generally accepted in the United States of America, or GAAP, in the preparation of our historical financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of our assets and liabilities and our results of operations.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements:

Gain on Sale of Loans

We sell most of our loans through whole loan sales and recognize a cash gain on sale. Gains or losses resulting from sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. As part of the sale of a mortgage loan, we sell the servicing rights. The purchasing company pays us a service release premium for that right. This premium is included in “gain on sale of loans” in the accompanying Statements of Income.

Loan sales and securitizations are accounted for as sales when control of the loans is surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange. Retained interests in securitizations are measured by allocating the previous carrying value between the loans sold and the interests retained, if any, based on their relative fair values at the date of transfer.

Prospectively, we or our subsidiaries will issue asset-backed securities secured by mortgage loans we originate in securitization transactions. As part of these securitization transactions we may not surrender control of the underlying loans, in which case such securitizations will be accounted for as financing transactions with the related mortgage loans shown on our balance sheet as loans held for investment.

Allowance for Repurchase Losses

Losses incurred on mortgage loans that we have sold and subsequently repurchased due to breaches of representations and warranties contained in the purchase and sale agreements are charged to the allowance for repurchase losses. The allowance represents our estimate based upon management’s evaluation of historical experience with respect to each investor of the principal, premium, interest losses and other costs, if any, expected to occur at the time of repurchase. The provision for expected repurchase losses is charged to gain on sales of loans and credited to an allowance.

Allowance for Losses on Mortgage Loans Held for Investment

Because we intend to maintain a portion of our loan production on our balance sheet for the life of the loans, we will need to maintain an allowance for losses related to the mortgage loans held for investment. At December 31, 2004 all loans were held for sale. Accordingly, we have no allowance for losses recorded. We will begin recording a provision for losses on mortgage loans held for investment in the first quarter of 2005.

We will periodically conduct reviews of all loans held in our portfolio in order to determine collectibility. We plan to determine the amount of the loss allowance for these loans based on a review of static pools, gross defaults, recovery rate trends, current economic conditions and trends, borrowers’ credit profile characteristics such as FICO scores (an industry standard credit scoring methodology used to determine the likelihood that credit users will pay their bills, developed by the Fair Isaac Credit Organization) and other relevant customer credit and loan structure data. We plan to compare actual loss performance to original loss assumptions and, if necessary, make adjustments to the allowance for losses. In order to increase allowances, a loan loss provision is charged to the income statement, resulting in a reduction to earnings. Loans that are deemed to be uncollectible will be charged off and deducted from the allowance. Recoveries on loans previously charged off will be added to the allowance. As our portfolio of loans held for investment increases and ages, we would expect a corresponding increase in our allowance for losses.

Our estimate of expected losses could increase if our actual loss experience is different than originally estimated, or if economic facts change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase, the allowance for losses would increase. Any increase in the allowance for losses relating to these factors may adversely affect our results of operations.

Fair Value of Residual Interests in Loan Securitizations

In securitizations completed through 2004, we conveyed loans that we originated to a special purpose entity (such as a trust), or to a third party that subsequently sold the loans to a special purpose entity, in exchange for cash proceeds and a residual interest in the trust. The cash proceeds were raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. Pursuant to Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, and its predecessor accounting pronouncements, we recorded gain on sales of loans, equal to the difference between the portion sold and any retained interests (residual interests) based on their relative fair values at the date of transfer and our basis in the loans. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the projected interest earned on each pool of securitized loans over the sum of the interest paid to investors, the contractual servicing fee, a monoline insurance fee, if any, an estimate for credit losses and other ongoing costs of the securitization. Each agreement that we have entered into in connection with these securitizations requires the over-collateralization of the trust that may initially be funded by cash or an excess of loans deposited into the trust. The amount and timing of the cash flows expected to be released from the securitization trusts consider the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

We determined the present value of the cash flows at the time each securitization transaction closed using certain assumptions and estimates made by management at the time the loans were sold. These assumptions and estimates included:

•	estimates of future interest rates based upon the forward LIBOR curve;

•	future rates of principal prepayment on the loans;

•	timing and magnitude of credit losses; and

•	discount rate used to calculate present value.

The future cash flows represent management’s best estimate. Management monitors the performance of the loans, and any changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management’s estimates.

Most of our retained residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, we review the fair value of our retained residual interests by analyzing prepayment, credit loss, discount rate assumptions and other performance assumptions and estimates in relation to our actual experience and current rates of prepayment and credit loss prevalent in the industry. We may adjust the value of our retained residual interests or take a charge to earnings related to the retained residual interests, as appropriate, to reflect a valuation or write-down of the residual interests based upon the actual performance of the retained residual interests as compared to our key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair value of the retained residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

Estimated future cash flows in excess of the amortized cost of our investment in residual interests are recognized as income at a constant rate of interest (level-yield) over the estimated period of time that the cash flows will be received. On a quarterly basis, if estimated cash flows generated from the securitized asset’s underlying collateral differ from the cash flows previously estimated due to actual prepayment or credit loss experience, we calculate revised yields based on the current amortized cost of the investment and the revised cash flows. The revised yields are then applied prospectively to recognize interest income.

Derivative Financial Investments and Hedging Activities

Hedging will be a critical aspect of our business because the value of our assets is sensitive to the fluctuation of interest rates. From time to time, we have and will continue to use various financial instruments to hedge our exposure to changes in interest rates. The following summarizes the hedging instruments that, subject to limitations imposed by the REIT requirements, we either have used or expect to use to reduce interest rate risks on our residual interests, the loans that we hold for investment and the loans that we hold for sale.

Interest Rate Swap Agreements and Eurodollar Futures. Interest rate swap agreements allow us to exchange floating rate obligations for fixed-rate obligations effectively locking in our borrowing costs for a period of time. When we enter into a swap agreement we agree to pay a fixed-rate of interest and to receive a variable interest rate, generally based on LIBOR. We may also sell Eurodollar futures contracts in order to mitigate the projected impact of interest rate changes on our forecasted one-month LIBOR based liabilities.

Interest Rate Cap Agreements. Interest rate cap agreements allow us to receive cash payments if the interest rate index specified in the cap agreement increases above contractually specified levels. Therefore, the interest rate cap agreements have the effect of capping the interest rate on a portion of our borrowings to the rate specified by the interest rate cap agreement.

We also may use, from time to time, futures contracts and options on futures contracts on the Eurodollar, federal funds, treasury bills and treasury notes and similar financial instruments to mitigate risk from changing interest rates.

We presently do not intend to enter into derivative instruments, except for hedging purposes. Further, it is unlikely that we can obtain hedging instruments that perfectly offset all of the risks of our assets and liabilities. No hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We intend to monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

In accordance with SFAS No. 133, all derivative instruments are recorded at fair value. To qualify for hedge accounting under SFAS No. 133, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We must also formally assess, both at inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in cash flows of hedged items. If we are unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related asset or liability may not, thus creating a possible earnings mismatch.

While we may change the classification of our derivative financial instruments in the future, we presently account for all our derivative financial instruments as trading instruments. Accordingly, realized and unrealized changes in fair value are recognized in income during the period in which the changes occur.

Income taxes

We intend to qualify, and will elect to be taxed, as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2005. Encore Credit will continue as our primary mortgage origination subsidiary. In order to meet some of the requirements for us to qualify as a REIT, we initially intend to continue to conduct all of our loan originations and sales through Encore Credit, which we will elect to treat as our TRS. As a result of our joint election, Encore Credit, Bravo Credit and Encore Credit Corporation of Minnesota will be treated as our TRSs. We expect that the origination and purchase of the loans we intend to sell in whole-loan sales will be funded by Encore Credit. We expect that the origination and purchase of the loans we intend to retain for our portfolio will either be funded by ECC Capital, or will be funded by Encore Credit and subsequently sold to ECC Capital. To the extent that ECC Capital purchases mortgage loans from Encore Credit in this manner, ECC Capital will be required to purchase those loans at fair market value. We will have a similar arrangement with Bravo Credit with respect to our retail operations.

Federal income tax law requires that a REIT distribute to its stockholders annually at least 90% of its net taxable income, excluding its net capital gains and excluding the retained earnings of any taxable REIT subsidiary it owns. If we distribute all of our taxable income to our stockholders and otherwise qualify as a REIT, we generally will not be required to pay federal income tax. Any taxable income generated by our taxable REIT subsidiaries, however, will be subject to regular corporate income tax. Our taxable REIT subsidiaries may retain any income generated, net of any tax liability incurred on that income, without affecting the REIT distribution requirements, subject to our compliance with the 20% asset test applicable to our ownership of securities in taxable REIT subsidiaries. If Encore Credit chooses to make distributions to us, the amount of such distribution that is taxable as a dividend will be included in our taxable income that is subject to the distribution requirements. Any distributions we make in the future will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations.

As certain of our subsidiaries will be taxable entities, we will report a provision for income taxes within our financial statements, similar to that currently reflected in our 2004 financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire. At December 31, 2004, management believes that reported deferred tax assets are realizable in full.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

Given the lack of an active public market for the outstanding common and preferred stock of Encore Credit prior to our initial public offering, Encore Credit’s board of directors established estimates of fair value for these securities as well as for options and warrants to purchase these securities. In establishing its estimates of fair value, Encore Credit’s board of directors considered the guidance set forth in the AICPA Practice Aid, Valuation of Privately-Held Company Equity Securities Issued in Other than a Business Combination, and performed retrospective valuations in order to determine the fair value of the stock at each of the following dates:

Valuation date	As of Date	Fair Value Per Share	Options and Warrants Granted During the Quarter Ended As of Date	Exercise Price Range
December 13, 2003	6/30/2003	$0.51	2,095,231	$0.43-$0.85
March 8, 2004	12/31/2003	$1.03	2,984,314	$1.03-$1.14
August 23, 2004	3/31/2004	$1.99	None	N/A
September 1, 2004	6/30/2004	$2.43	758,353	$2.54
September 8, 2004(1)	8/9/2004	$2.55	1,953,644	$1.05-$3.38
November 12, 2004	9/30/2004	$5.16	None	N/A

(1)	Includes a warrant to purchase 1,912,236 shares of Encore Credit common stock at $1.05 per share, for an aggregate price of $2,000,000 granted to Mr. Holder, our Chairman and Co-Chief Executive Officer on August 9, 2004 in connection with the termination of the RFC transaction (see “Certain Relationships and Related Transactions—Related Party Transactions—Residential Funding Corporation”). The warrants were immediately exercised resulting in a charge to earnings of approximately $2.9 million for the year ended December 31, 2004.

The valuations were performed shortly after the related grants so as to ensure that the assumptions and estimates underlying the valuations only reflect the business conditions, enterprise developments and expectations that existed at the “as of date” of each valuation.

Certain option grants require variable accounting. Under variable accounting, previously recorded compensation cost is adjusted to reflect the current estimated fair value of the company’s common stock at the current financial reporting date. As of December 31, 2004, based upon progress in completing our initial public offering through that date, we estimated the fair value of our common stock at that date to be $6.75 per share.

Forward-Looking Financial Statement Effects

As a result of the proposed changes in the way we will conduct our business, we believe it is important to describe the differences that our stockholders will see in our financial statements.

Owning a Portfolio of Subprime Loans

During 2005, in addition to our portfolio of loans held for sale, we will have a portfolio of loans that we will hold for investment. Accordingly, the presentation of interest income and interest expense on those two portfolios will be different from what we currently show in our historical consolidated financial statements. For each portfolio of loans held for investment, we will separate both our interest income and interest expense into two components. Interest income will be shown as “Interest income—loans held for sale” and “Interest income—loans held for investment” and interest expense will be shown as “Interest expense—loans held for sale” and “Interest expense—loans held for investment.” We will also record a provision for loan losses, which will increase our allowance for loan losses based on our estimate of probable losses inherent in our portfolio of mortgage loans held for investment.

Additionally, holding a portfolio of loans will cause us to make certain changes to our balance sheet presentation. We currently show “Mortgage loans held for sale.” Since we intend to continue to sell a portion of our loans, we will continue to show them as “Mortgage loans held for sale.” We will show our loans that we retain in our portfolio as “Mortgage loans held for investment.” What we currently show as “Warehouse and repurchase facilities” consists of borrowings used to support mortgage loans held for sale. We will change the title to show it as “Warehouse and repurchase facilities, mortgage loans held for sale.” The mortgage-backed securities we will issue to finance our portfolio loans and warehouse financings of our portfolio loans and the warehouse financing of our portfolio loans prior to securitization will be shown as “Mortgage securities and other borrowings, mortgage loans held for investment.”

Effect of Increasing Interest Rates

Since inception, our operating results have benefited from a sustained favorable interest rate environment. The low overall interest rate environment over the past several years has resulted in a high volume of loan origination activity as homeowners refinance higher interest rate mortgages. There have been improved opportunities for home ownership as lower interest rates are reflected in lower mortgage payments, enhancing access to housing markets for many consumers. In addition, lower interest rates coupled with shortages of residential housing in the geographic regions in which we conduct our business have resulted in increases in residential housing values permitting many homeowners to assume additional mortgage debt as they “cash out” their equity. All these factors have driven the growth in our origination volume since inception.

In recent months, mortgage interest rates have started to rise. In a rising interest rate environment we can expect mortgage refinance activity to slow. Rising interest rates will also cause mortgage payments to increase reducing access to housing markets for some consumers. These factors may cause our mortgage originations to decline. To counter these market factors we expect to expand our origination capabilities to other areas of the United States and through retail channels; however, we cannot assure you that these efforts will be successful in sustaining the historical growth in our origination volumes.

To the extent we continue to sell whole loans, rising interest rates are likely to reduce the price at which we can sell whole loans. However, it is our present intent to retain a portion of our loan production and to finance the retained portfolio through the sale of mortgage-backed securities. As the interest rates on our retained loans would likely reset less frequently than the interest rates on the mortgage-backed securities, during periods of declining interest rates, our net interest income would increase. During periods of rising interest rates our net interest income would decrease. We expect to use derivative financial instruments to reduce the variability of net interest income as interest rates fluctuate.

Rising interest rates may also result in a decline in the value of our residual interests in securitizations as the amount of excess cash flow from these interests declines. This decline in value should be offset, in part, by an increase in the value of the derivative instruments used to economically hedge our residual interests.

Rising interest rates may also increase monthly payments for borrowers with hybrid/adjustable-rate loans. Some borrowers may be unable to make higher payments, which would result in an increase in defaults and delinquencies on the mortgage loans. In addition, as interest rates increase, the recent trend in increased housing prices may be reversed. These factors could cause an increase in our credit losses and reduce our net income.

Components of Encore Credit’s Historical Financial Results of Operations

Gain on Sale of Loans, Net

Gain on sale of mortgages, net includes gross gain on sale of mortgage loans and the fair value adjustment to our residual interests and hedges, reduced by the loan origination expenses, commissions and provision for repurchases. Gross gain on sale is generated by selling the loans we originate for a premium. Historically, gain on sale of mortgages accounted for a substantial percentage of our revenue, although in the future we believe it will account for a smaller portion of our revenue. We account for most of our investments in residual interests as trading securities and record changes in their fair value through the income statement. We enter into derivative transactions to hedge cash flows from our residual interests but account for them as trading securities, recording changes in their fair value through the income statement. Origination expenses are initially capitalized on a loan-by-loan basis and expensed when they are sold for proper matching of expenses with revenues. Provision for repurchases is the charge, reflected as a reduction of the gross gain on sale of loans, to establish a reserve for our representation and warranty liabilities related to the sale of loans, and for our obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The provision is recorded when loans are sold and is calculated to cover liabilities reasonably estimated to occur.

Interest Income

Interest income from loans held for sale represents the interest earned on our mortgage loans held for sale during the period from the date of funding of these loans to their date of sale.

Interest Expense

Interest expense consists almost entirely of the borrowing costs to finance mortgage loans held for sale during the period from the date of funding of these loans to their date of sale.

Salaries and Related Expenses

Salaries and related expenses include salaries, commissions, bonuses, benefits and payroll taxes for all of our employees. These expenses vary based on our staffing levels, which correlate to the current level of loan origination volume and our estimate of future loan origination volume, our organizational strategy and enterprise technology issues.

Occupancy Expense

Occupancy expenses are relatively fixed and consist primarily of office lease payments and utility and maintenance expenses.

Operating Expenses

Operating expenses consist primarily of credit verification and underwriting costs, insurance, telephone, license fees, travel, entertainment, depreciation and advertising expenses. The majority of these expenses relate to our loan originations and fluctuate based upon the demand for new loan originations and volume of loan originations, especially loan servicing and processing.

Professional Fees

Professional fees consist primarily of fees paid for audit and tax services, and legal expenses in connection with business licensing and legal disputes.

Provision for Income Taxes

Effective as of May 1, 2002, Encore Credit changed its tax status from Subchapter S to a C-Corporation for federal income tax purposes. Our previous tax status as an S-Corporation provided that, in lieu of corporate level income taxes, our shareholders separately accounted for their respective shares of the company’s income, deductions, losses, and credits. As a result of the change to C-Corporation status, deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amount and the tax bases of the assets and liabilities which will result in future deductible or taxable amounts. Significant judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required relative to deferred tax assets. The evaluation of the need for a valuation allowance takes into consideration recent earnings history, current tax position, and estimates of taxable income in the near term. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Revenues:
Gain on sale of loans, net	82.95%	81.21%	83.90%
Interest income	34.26	43.51	33.90
Interest expense	-17.21	-24.72	-17.80

Net interest income	17.05	18.79	16.10

Total revenues	100.00%	100.00%	100.00%

Expenses:
Salaries and related expenses	29.79	36.01	51.57
Occupancy expense	3.64	3.37	2.22
Operating expenses	27.46	26.29	24.38
Professional fees	4.69	9.43	9.84
Termination of financing arrangement	4.59	—	—
Loss on disposal of assets	0.10	0.08	—

Total expenses	70.27	75.18	88.01

Earnings before income taxes	29.73	24.82	11.99

Provision for income taxes	12.42	10.64	7.50

Net income	17.31%	14.18%	4.49%

Year ended December 31, 2004 Compared to Year ended December 31, 2003

Gain on Sale of Loans, Net. Sales on a whole-loan basis increased 104.7% to $8.8 billion for the year ended December 31, 2004 from $4.3 billion for the year ended December 31, 2003. Gain on sale increased 110.4% to $135.5 million for the year ended December 31, 2004 from $64.4 million for the year ended December 31, 2003. The gain represents the cash received less the basis in loans sold, a provision for expected losses due to repurchase obligations, lower of cost or market adjustments for loans held for sale, non-refundable loan fees and deferred loan origination costs taken on sale and the fair value adjustment to residual interests and hedges. We believe that the increase in net gain on sale of loans was the result of favorable conditions in the whole-loan sale market. We believe that this market has been strong due to a favorable interest rate environment for borrowers resulting in an increase in the number of subprime residential mortgage originations.

The following table summarizes loan sales for the periods indicated:

	Year Ended December 31,
	2004	2003
	(in thousands)
Whole-loan sales at a:
Premium	$8,625,504	$4,191,324
Discount	154,861	157,715
Total whole-loan sales	$8,780,365	$4,349,039

Weighted average price for premium sales	103.04%	103.29%
Weighted average price for discount sales	95.41%	95.57%

Premium whole-loan sales are sales to investors at prices above par. Conversely, discount sales are sales of loans at prices below par. Discounted sales are generally a result of incomplete documentation or the rejection of the whole-loans by a premium whole-loan buyer because of certain characteristics, or loans repurchased from investors and subsequently resold. Our weighted average price for premium sales decreased by 25 basis points to 103.04% for the year ended December 31, 2004 from 103.29% for the year ended December 31, 2003. We believe this decrease was due to an interest rate environment in which rates are beginning to increase after a period of historical low rates.

The following table represents the components of gain on sales recorded each period:

	Year Ended December 31,
	2004	2003
	(in thousands)
Gain from whole-loan sales	$288,811	$131,634
Provision for repurchases	(10,230)	(2,848)
Non-refundable loan fees, net	41	93
Lower of cost or market adjustment for loans held for sale	(960)	(1,547)
Deferred origination costs	(134,642)	(62,922)
Fair value adjustment to residual interests	(1,650)	—
Derivative loss	(5,876)	—

Gain on sale of loans, net	$135,494	$64,410

Our practice is to record at the date of the sale a provision for estimated repurchase losses attributable to principal, premium, interest and other costs of loans repurchased based upon our historical experience of the amount of sales that ultimately require repurchase. The obligations to repurchase loans and to reimburse the investor for any premiums paid on loans attributable to early payment are contractual obligations and require management to estimate such amounts at the time of sale. The provisions, therefore, can vary from year to year depending on the contractual obligations and loan performance. Our provision for repurchase losses increased for the year ended December 31, 2004 as compared to the year ended December 31, 2003, as a result of increased whole-loan sales volume.

Loan origination fees, as well as discount points and certain direct origination costs, are initially capitalized and recorded as an adjustment to our cost of the loan, which is reflected in the gain on sale we record when the loan is sold. Deferred origination costs increased 114.0% to $134.6 million for the year ended December 31, 2004 from $62.9 million for the year ended December 31, 2003, primarily due to higher whole-loan sales volume as a result of higher loan origination volume. As our loan origination volume increases, we expect our deferred origination costs will also continue to increase.

The residual interests represent the present value of the excess of estimated future cash flows received from borrowers on mortgage loans sold into securitization trusts over the cash flows passed through to the related asset-backed securities. Because the interest rates on the mortgage loans in the securitizations reset less frequently than the interest rates on the asset-back securities, during periods of increasing interest rates, estimated future cash flows, and the value of the residual interests, will decline. Conversely, during periods of decreasing interest rates, estimated cash flows, and the value of the residual interests will generally increase. We acquired most of our residual interests in securitization transactions completed in the second and third quarters of 2004. Through the third quarter shifts in the yield curve resulted in an increase in the estimated cash flows from our residual interests and a resultant increase in value. We purchased derivative financial instruments to hedge the variability of a portion of the estimated future cash flows to be received from the residual interests at the time of the securitizations. This shift in the yield curve resulted in us reporting losses on these hedges through the third quarter that offset, in part, the increase in value reported on the residual interests.

Late in the third quarter and throughout the fourth quarter of 2004 interest rates increased causing a decline in value in our residual interests. In addition, late in the fourth quarter, loans within the securitization transactions began prepaying at higher than anticipated rates. As mortgage loans within the securitization prepay, estimated future cash flows are reduced which cause the value of our residual interests to decline. Based upon the prepayment speeds we experienced in the latter half of the fourth quarter, we adjusted the prepayment assumptions in valuing our residual interests as of December 31, 2004. The revised prepayment assumptions reduced further our estimate of the value of our residual interests. While the increase in interest rates resulted in an increase in the value of our hedges as compared to September 30, 2004, this increase in value did not offset the decline in value of our residual interests caused by higher prepayment speeds. The impact of fair value adjustments to our retained interests and related derivative instruments, most of which occurred in the fourth quarter, reduced 2004 gain on sale by $7.5 million.

Interest Income. Interest income increased 62.3% to $56.0 million for the year ended December 31, 2004 from $34.5 million for the year ended December 31, 2003, mainly due to higher origination volume. Our interest income is currently generated primarily from its loans held for sale.

We earn interest income on loan production held on our warehouse facilities pending the eventual sale of these loans. We typically hold our mortgage loans for a period of 60 days before they are sold in the whole-loan sale market. During that time, we earn the coupon rate of interest paid by the borrower and we pay interest to lenders that provide our financing facilities. During 2005, we will also earn interest income on our portfolio of mortgage loans held for investment.

Interest Expense. Interest expense increased 43.4% to $28.1 million for the year ended December 31, 2004 from $19.6 million for the year ended December 31, 2003, due to higher origination volume requiring greater financing, offset by a general decline in overall financing rates. For the year ended December 31, 2004, the weighted average rate paid on warehouse financing was 3.19% as compared to 3.47% for the same period in 2003.

Salaries and Related Expenses. Salaries and related expenses increased 70.3% to $48.7 million for the year ended December 31, 2004 from $28.6 million for the year ended December 31, 2003, due to the increased level of production and administrative staffing required to accommodate our higher origination volume. In addition, during the year ended December 31, 2004, we recorded stock compensation expense of $2.5 million in connection with a severance arrangement. Total staffing was 1,114 employees at December 31, 2004 compared to total staffing of 621 employees at December 31, 2003, an increase of 493 employees, or 79.4%. As we expand our operations, we intend to hire additional support staff and, therefore, we expect our salaries and related expenses to continue to increase.

Occupancy Expense. Occupancy expense increased 122.2% to $6.0 million for the year ended December 31, 2004 from approximately $2.7 million for the year ended December 31, 2003. This increase is due to the move of our corporate offices into a larger facility and expansion of our regional offices.

Operating Expenses. Operating expenses increased 115.9% to $44.9 million for the year ended December 31, 2004 from $20.8 million for the year ended December 31, 2003. A portion of this increase was due to an increase in loan origination and servicing expenses of $8.1 million. The remaining increase in operating expenses was due to an increase in production-related expenses, such as office supplies, depreciation and other operating expenses. As we increase our loan production, we expect our operating expenses will also continue to increase.

Termination of Financing Arrangement. In April 2004, the company and Residential Funding Corporation (“RFC”) executed a series of agreements which included a warehousing agreement, revolving subordinated debt agreement, loan sale commitment agreement, a shared execution mortgage loan purchase agreement whereby we agreed to sell to RFC certain residential mortgage loans and a securities purchase agreement. In August 2004 we negotiated a termination agreement to these various agreements, which required us to pay $7.5 million to RFC. See a further discussion of our transactions with RFC at Note H to the Consolidated Financial Statements.

Provision for Income Taxes. The provision for income taxes increased 141.7% to $20.3 million for the year ended December 31, 2004 from $8.4 million for the year ended December 31, 2003, mainly due to higher pre-tax income resulting from our increased profitability.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Gain on Sale of Loans, Net. Sales on a whole-loan basis increased 290.9% to $4.3 billion for the year ended December 31, 2003 from $1.1 billion for the year ended December 31, 2002. This increase is primarily attributable to an increase in Encore Credit’s loan origination volume. As we continue to increase market penetration in our existing markets and expand into new geographic areas, we believe our loan origination volume will increase. Gain on sale increased 107.7% to $64.4 million for the year ended December 31, 2003 from $31.0 million for the year ended December 31, 2002. The weighted average price for premium sales declined slightly in 2003 from 2002 consistent with the decline in overall market rates over the same period and increased competitive pressures. The gain represents the cash received less any loss provisions for repurchase, deferred origination costs taken on sale, lower of cost or market adjustment, non-refundable loan fees, and gain on investing activities.

The following table summarizes loan sales for the periods indicated:

	Year Ended December 31,
	2003	2002
	(in thousands)
Whole-loan sales
Premium	$4,191,324	$1,057,033
Discount	157,715	73,622

Total whole-loan sales	$4,349,039	$1,130,655

Weighted average price for premium sales	103.29%	103.68%
Weighted average price for discount sales	95.57%	96.49%

We believe our average price for premium sales decreased by 39 basis points to 103.29% for the year ended December 31, 2003 from 103.68% for the year ended December 31, 2002 due to a combination of increased competition and a change in market conditions.

Our provision for repurchase losses and lower of cost or market adjustment also increased for the year ended December 31, 2003 as compared to the year ended December 31, 2002, as a result of an increase in whole-loan sales volume and loan originations, respectively.

The following represents the components of gain on sales recorded each period:

	Year Ended December 31,
	2003	2002
	(in thousands)
Gain from whole-loan sales	$131,634	$36,564
Provision for repurchases	(2,848)	(500)
Non-refundable loan fees, net	93	16
Lower of cost or market adjustment for loans held for sale	(1,547)	(300)
Deferred origination costs	(62,922)	(4,795)

Gain on sale of loans, net	$64,410	$30,985

Interest Income. Interest income on loan production increased 176.0% to $34.5 million for the year ended December 31, 2003 from $12.5 million for the year ended December 31, 2002. The increase was due to higher origination volume in 2003 compared to 2002. Interest income is generated primarily from our loans held for sale.

Interest Expense. Interest expense increased 197.0% to $19.6 million for the year ended December 31, 2003 from $6.6 million for the year ended December 31, 2002, due to higher origination volume requiring greater financing, offset by a general decrease in overall financing rates. The average rate paid on warehouse financing decreased to 3.47% for the year ended December 31, 2003 from 3.73% for the year ended December 31, 2002. Warehouse financing is tied to one-month LIBOR rates, which declined to 1.12% at December 31, 2003 from 1.38% at December 31, 2002.

Salaries and Related Expenses. Salaries and benefits increased 50.5% to $28.6 million for the year ended December 31, 2003 from $19.0 million for the year ended December 31, 2002, due to the increased level of production and administrative staffing required to accommodate higher origination volume. Total staffing was 621 employees at

December 31, 2003 compared to total staffing of 355 employees at December 31, 2002, an increase of 266 employees, or 74.9%.

Occupancy Expenses. Occupancy expenses increased 229.3% to $2.7 million for the year ended December 31, 2003 from approximately $820,000 for the year ended December 31, 2002, due to expansion of our facilities for increased production and opening of new offices.

Operating Expenses. Operating expenses increased 131.1% to $20.8 million for the year ended December 31, 2003 from $9.0 million for the year ended December 31, 2002. Operating expenses increased due to a $5.1 million increase in loan origination and servicing costs and a $1.2 million increase in expenses associated with IT consultants, which we contracted to further develop our existing loan origination system, and a $900,000 increase in depreciation expense due to capital expenditures for furniture and equipment.

The remaining increase in operating expenses was due to increased production related capacity expenses, such as telephone, courier, stationery, supplies and other operating expenses.

Professional fees. Professional services expense increased 108.3% to $7.5 million for the year ended December 31, 2003 from $3.6 million for the year ended December 31, 2002, mainly due to an overall increase in our size, as well as an increase in expenses related to a legal dispute with a competitor, which was resolved in 2003.

Provision for Income Taxes. The provision for income taxes increased 200.0% to $8.4 million for the year ended December 31, 2003 from $2.8 million for the year ended December 31, 2002, mainly due to higher pre-tax income resulting from our higher production and sales volume. Our effective tax rate decreased to 42.9% for the year ended December 31, 2003, from 62.5% for the comparable period in 2002. The decrease in the effective tax rate for 2003 was the result of a change in Encore Credit’s tax classification from an S-Corporation to a C-Corporation effective May 1, 2002.

Off-Balance Sheet Arrangements

We are party to transactions that have off-balance sheet components. In connection with off-balance sheet securitization transactions, there were $1.1 billion in loans owned by off-balance sheet trusts as of December 31, 2004. The trust has issued securities or bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trust. The third party investors, or the trust, generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for breaches of standard representations and warranties.

We have retained certain residual interests in the securitization trust. The performance of the loans in the trust will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2004:

	Payment due by period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years
	(amounts in thousands)
Operating leases	$26,345	$6,789	$10,196	$6,839	$2,521
Warehouse and repurchase facilities(1)	894,307	894,307	—	—	—
Equipment leases	3,600	1,480	2,011	109	—
Forward sale commitment	406,000	406,000	—	—	—

(1)	These warehouse and repurchase facilities had a weighted average interest rate of 3.89%, at December 31, 2004.

Liquidity and Capital Resources

Our loan originations and purchases require significant cash investments, including the funding of:

•	fees paid to brokers and mortgage lenders in connection with generating loans through wholesale lending activities;

•	commissions paid to sales employees for originating loans;

•	any differences between the amount funded per loan and the amount advanced under our warehouse and repurchase facilities; and

•	income tax payments arising from the timing differences between income for financial reporting purposes and taxable income.

We also require cash to fund ongoing operating and administrative expenses and capital expenditures.

Our sources of operating cash flow include:

•	cash premiums obtained in whole-loan sales;

•	mortgage origination income and fees;

•	interest income; and

•	cash flows from residual interests in securitizations.

Our liquidity strategy is to maintain sufficient and diversified warehouse and repurchase facilities to finance our mortgage originations. We currently use four warehouse and repurchase facilities to finance the funding of our loan originations. Historically, we have repaid warehouse and repurchase facilities monthly with the proceeds of cash from whole-loan sales and on three occasions, with securitization proceeds. Operating liquidity is generated from the premium received on cash whole-loan sales. Capital expenditures required to finance our growth are also expected to be funded from net cash provided by operating activities.

Under our new strategy, our liquidity will depend, in part, upon our ability to securitize pools of our subprime residential mortgage production. Upon completion of our securitizations, we will use the proceeds from the sale of the mortgage-backed securities to repay our warehouse and repurchase facilities. Factors that could affect our future ability to complete securitizations include the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, the performance of our portfolio of securitized loans and our ability to obtain credit enhancement.

On March 18, 2005, we completed a securitization of mortgage loans through the sale of $1.6 billion of notes backed by a pool of fixed and adjustable rate, subprime mortgage loans secured by first liens on one-to-four family residential properties. The notes, which will be characterized as debt for both tax and financial reporting purposes by ECC Capital, will represent non-recourse obligations of Encore Credit Receivables Trust 2005-1, a Delaware statutory trust and special purpose entity to be consolidated by ECC Capital.

Short-Term Liquidity Strategy

We establish target levels of liquidity and capital based on a number of factors including our loan production volume, the condition of the whole-loan sales market for our loans, market price for our securitizations, availability under our warehouse and repurchase facilities and our current balance sheet. We intend to continue to concentrate on maintaining our targeted liquidity levels. Historically, our principal strategy has been to maintain or improve our net gain on sale of loans. As a result of our new business strategy and the use of on-balance sheet securitizations, much of our cash flow and earnings will be derived from net interest income. We anticipate that we will use our cash over the next 12 months to originate mortgage loans to build our loan portfolio to comply with federal tax laws relating to our status as a REIT and to fund our working capital expenditure requirements. However, there can be no assurance that we will be able to achieve these goals and operate on a cash flow-neutral or cash flow-positive basis.

Warehouse and Repurchase Facilities

Certain of our warehouse and repurchase facilities are committed lines, meaning the lender is obligated to fund up to the committed amount subject to our meeting the various financial and other covenants. Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. Lenders generally limit our use of a warehouse facility to wet fund to a portion of our borrowing capacity under the warehouse line. If we have reached our sub-limit for wet funding on a warehouse line, we will not be able to wet fund under that line until borrowing capacity becomes available under the wet funding sub-limit. In addition, if we exceed a sub-limit, we will be in default under the warehouse line. Our warehouse and repurchase facilities mature between April 2005 and July 2005 and are secured by the loans we originate or purchase with the funds. Although our warehouse and repurchase facilities mature between April 2005 and July 2005, we expect to renew and extend the maturity of the facilities in the ordinary course of business, as well as add new facilities. If these warehouse and repurchase facilities are not renewed, we will repay outstanding amounts with the proceeds from loan sales or from other warehouse and repurchase facilities. We believe that the increase in our equity from the net proceeds of our recent offering will enable us not only to obtain extensions on our existing warehouse lines but also to increase our borrowing capacity. The weighted average interest rates on the combined facilities, based on one-month LIBOR, were 3.19%, 3.47%, and 3.73% at December 31, 2004, 2003, and 2002, respectively.

Our warehouse and repurchase facilities are subject to margin calls based on the lender’s opinion of the value of our loan collateral. Each facility provides the lender the right to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings.

Our warehouse and repurchase facilities currently contain customary covenants, including restrictions on our ability to:

•	incur or guarantee additional debt;

•	make certain investments and other restricted payments;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	issue or sell capital stock of restricted subsidiaries;

•	grant liens;

•	enter into transactions with affiliates;

•	engage in mergers or consolidations, transfer substantially all of our assets or other events constituting a change in control;

•	finance loans with certain attributes;

•	reduce liquidity below certain levels; and

•	hold loans for longer than established time periods.

Our warehouse and repurchase facilities also contain financial covenants including:

•	minimum tangible net worth;

•	minimum amount of cash and cash equivalents;

•	minimum liquidity ratios;

•	maximum leverage ratios (including subordinate debts); and

•	minimum net income.

Events of default under the warehouse and repurchase facilities include, but are not limited to:

•	failure to pay obligations when due;

•	material breach of any representation or warranty contained in the loan documents;

•	covenant defaults;

•	events of bankruptcy proceedings;

•	cross-defaults to other indebtedness;

•	the existence of certain environmental and ERISA claims or liabilities; and

•	a change of control of our company.

We have amended the agreements governing our warehouse and repurchase facilities. As part of the amendments, ECC Capital has been added as a co-borrower under each facility with Encore Credit and Bravo Credit Corporation. ECC Capital, Bravo Credit and Encore Credit will be jointly and severally liable for all of the obligations under the warehouse and repurchase facilities. ECC Capital, Encore Credit and Bravo Credit would both have the right to borrow the unused portion of the maximum facility amounts and the full amounts of any sub-limits. The assets of ECC Capital will secure borrowings of ECC Capital, Bravo Credit and Encore Credit and the assets of Encore Credit will only secure its own borrowings. Financial and other covenants have been added for the consolidated entities, including a minimum tangible net worth test and that a default by either ECC Capital, Bravo Credit or Encore Credit will also be deemed a default of the other.

The material terms and features of these secured warehouse and repurchase facilities are as follows:

Countrywide Warehouse Lending (“Countrywide”) Warehouse Facility. We have a warehouse facility with Countrywide that matures in April 2005 that provides $400 million of committed capacity. The facility provides sub-limits of $90.0 million for wet, $21.0 million for jumbo, $6.0 million for non-performing/sub-performing and $21.0 million for non-compliant loans, and $3.0 million for loans in default. The facility provides for advances at 97.5% of the market value of first mortgage loans, and 95% of subordinate mortgage loans, not to exceed 100.75% of loan amount, funded through this facility.

UBS Real Estate Securities Warehouse Facility. We have a $500.0 million committed warehouse facility and $250 million uncommitted warehouse facility with UBS Real Estate Securities that matures in July 2005 and provides for sub-limits of $75.0 million for interest only, $25.0 million for subordinate mortgage loans and $70.0 million for wet loans. The facility provides for advances at 98.0% of the market value of first mortgage loans, and 95.0% of the market value of subordinate mortgage loans, not to exceed 100% of loan amount, funded through this facility.

CDC Mortgage Capital, Inc. (“CDC”) Master Repurchase Agreement Warehouse Facility. In June 2004, we entered into a $250.0 million committed warehouse and repurchase facility with CDC that matures in June 2005. The facility provides for sub-limits of $25.0 million for Alt-A subordinate mortgage loans, $25.0 million for subprime subordinate mortgage loans, $12.5 million for non-owner occupied, $75.0 million for interest-only, and $100.0 million for wet loans. The facility provides for advances at 98% of the market value of first mortgage loans, and 95% of the market value of subordinate mortgage loans, not to exceed 100% of loan amount, funded through this facility.

Wachovia Bank, N.A. Facilities. We have two facilities with Wachovia Bank, N.A. In December 2004, we entered into a $150.0 million committed repurchase facility that matures in May 2005. This facility provides for sublimits of $15.0 million for subordinate mortgage loans and $7.5 million for balloon loans. This facility provides for advances at 98% of the market value of the mortgage loans, not to exceed 100% of the loan amount. In September 2004, we entered into a $1.0 billion uncommitted aggregation facility with Wachovia that matures in May 2005. Wachovia will finance up to $1.0 billion (reduced by the amount being financed from time to time under the Wachovia repurchase facility) of first or subordinate mortgage loans through its purchase of mortgage-backed securities to be issued by trusts into which we transfer such mortgage loans. We intend to use this facility to aggregate loans up to 90 days that we will subsequently sell or securitize.

If we reach a sub-limit for a particular loan type, we will be restricted from funding the loans of that type under the applicable warehouse facility until capacity under the sub-limit has been cleared.

The following table summarizes our warehouse and repurchase facilities as of December 31, 2004, 2003, and 2002 and our total facility amount as of December 31, 2004:

Warehouse, Repurchase and Aggregation Lender				Amount Outstanding
	Expiration Date	Total Facility Amount as of December 31, 2004	Wet Funding Sub-Limit	December 31,
				2004	2003	2002
	(in thousands)
Countrywide Warehouse Lending	Apr. 2005	$400,000	$60,000	$235,939	$129,936	$44,727
Residential Funding Corporation(1)	Nov. 2004	—	—	—	303,007	209,284
UBS Real Estate Securities	Jul. 2005	750,000	70,000	400,563	143,834	97,117
CDC Mortgage Capital	Jun. 2005	250,000	100,000	154,412	—	—
Wachovia Bank, N.A.	May 2005	1,000,000	—	103,393	—	—
Total		$2,400,000	$230,000	$894,307	$576,777	$351,128

(1)	Our warehouse facility with RFC was terminated on September 3, 2004.

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statements purposes. As of December 31, 2004, the amount outstanding under these borrowing arrangements was $3.1 million.

Cash Flow

Cash used in operating activities increased 38.5% to $301.2 million for the year ended December 31, 2004 from $217.5 million for the year ended December 31, 2003. This increase is mainly due to an increase in production to $9.1 billion for the year ended December 31, 2004 from $4.6 billion for the year ended December 31, 2003, offset by an increase in whole-loan sales volume of approximately $8.8 billion for the year ended December 31, 2004 from $4.3 billion for the year ended December 31, 2003.

Cash used in investing activities decreased 17.6% to $2.8 million for the year ended December 31, 2004 from $3.4 million for the year ended December 31, 2003. The decrease was mainly due to the acquisition of furniture and equipment through capital leases instead of cash during 2004.

Cash flow from financing activities increased 42.3% to $320.5 million for the year ended December 31, 2004 from $225.3 million for the year ended December 31, 2003. The increase is mainly due to increased borrowing capacity on our warehouse facilities that was used to finance growth in loan production.

Cash used in operating activities decreased 38.5% to $217.2 million for the year ended December 31, 2003 from $353.4 million for the year ended December 31, 2002. This decrease is mainly due to an increase in our whole-loan sales volume to $4.3 billion for the year ended December 31, 2003 from $1.1 billion for the year ended December 31, 2002, offset by an increase in production of approximately $3.1 billion to $4.6 billion for the year ended December 31, 2003 from $1.5 billion for the year ended December 31, 2002.

Cash used in investing activities increased 68.2% to $3.7 million for the year ended December 31, 2003 from $2.2 million for the year ended December 31, 2002. Our capital expenditures in 2003 were primarily for staff-related furniture and equipment, relocation of our corporate offices to a larger facility, expansion of our existing regional processing centers in Downers Grove, Illinois in June 2003 and the opening and expansion of our new regional processing center in Glen Allen, Virginia in April 2003 and September 2003, respectively.

Cash flow from financing activities decreased 36.7% to $225.4 million for the year ended December 31, 2003 from $356.1 million for the year ended December 31, 2002. We had a significant increase in borrowing capacity on our warehouse facilities throughout 2002 that was used to finance growth in loan production. While loan production continued to grow throughout 2003, our borrowings in 2003 did not increase in proportion to our origination volume growth. Furthermore, our increase in loan production and the related increase in whole-loan sales offset the borrowings under our warehouse facility, thereby reducing the amount of cash flow provided by financing activities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123, requiring the fair value method of accounting for share-based payments to employees and eliminating use of the intrinsic value method outlined in APB Opinion No. 25. The statement’s fair value method is similar to that in SFAS No. 123, requiring the grant-date fair value of equity instruments issued to employees to be recognized in compensation expense over the period the employee is required to provide services in exchange for the instruments (usually the vesting period) and requiring the fair value of liability instruments issued to be recognized on the balance sheet at each reporting date with the changes in fair value being recognized in compensation expense. The fair value of the instruments is to be estimated using option-pricing models adjusted for any unique characteristics of those instruments, if observable market prices for the same or similar instruments are unavailable. SFAS No. 123R will be effective in the third quarter of 2005 and provides for prospective application to instruments issued thereafter and to instruments outstanding for which the requisite service is still being rendered. We are currently evaluating the impact of SFAS No. 123R on our financial statements.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, or SAB No. 105. SAB No. 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by SFAS No. 149. SFAS No. 149 requires that the entity that makes the mortgage loan commitment record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB No. 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB No. 105 is effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB No. 105 permits registrants to continue to use previously applied accounting policies to commitments entered into on or before March 31, 2004. We quote interest rates to borrowers, which are generally subject to change by us. Although we typically honor such interest rate quotes, the quotes do not constitute interest rate locks. Thus, the adoption of SAB No. 105 did not have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, or FIN 46, which was subsequently amended in December 2003 by FIN 46R. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46R are applicable to variable interest entities created after December 31, 2003. For interests held in variable interest entities created before January 1, 2004, FIN 46R is applicable beginning on January 1, 2005. The assets, liabilities and noncontrolling interest of variable interest entities created before January 1, 2004 would initially be measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used. The adoption of FIN 46R did not have a material impact on our financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS No. 149. The purpose of SFAS No. 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. These amendments clarify the definition of a derivative, expand the nature of exemptions from SFAS No. 133, clarify the application of paragraph 13 of SFAS No. 133 to embedded derivative instruments in which the underlying asset is an interest rate, and modify the cash flow presentation of derivative instruments that contain financing elements. SFAS No. 149 is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. We quote interest rates to borrowers, which are generally subject to change by us. Although we typically honor such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, although certain of the provisions of SFAS No. 150 related to certain mandatorily redeemable noncontrolling interests have been deferred indefinitely. The adoption of SFAS No. 150 did not have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), Exchanges of Monetary Assets, which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 153 is not expected to have any impact on our results of operations or our financial position.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects of general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. In 2001, the Federal Reserve reduced the targeted federal funds rate on 11 occasions for a total of 475 basis points. Inflation remained low in 2002 and 2003, which reflects that interest rates remained fairly steady in 2002, only dropping 50 basis points in 2002 and 25 basis points in the first half of 2003. However, in 2004 the federal funds rate was increased five times by a total of 125 basis points and in 2005, through March 28, there have been two additional increases totaling 50 basis points.

In addition, inflation results in an increase in the cost of goods and services purchased, salaries and benefits, occupancy expense and similar items. Inflation and any related increases in interest rates generally decrease the market value of investments and mortgage loans held and may adversely affect our liquidity and earnings, as well as our shareholders’ equity. Increases in interest rates tend to slow mortgage loan prepayment rates, adversely affect mortgage loan refinancings, and to a lesser extent, slow purchase money mortgage originations, as increased rates tend to slow home sales. Increased interest rates would likely reduce our earnings from our sale of mortgage loans in the whole-loan market. Except to the extent offset by changes in the rates earned on our mortgage loans, the value of, and net interest earnings on, our retained mortgage loan portfolio will be affected by changes in interest rates, credit spreads and prepayment rates on the mortgage loans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar denominated instruments, primarily residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk; the primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only.

Risk Management

Historical operations risk management

We enter into forward loan sales for the purpose of minimizing the market risks associated with the value of originated loans, while maximizing gain on sale of such loans. A primary risk associated with the loan origination business is the risk of fluctuating interest rates. The interest rate risk is a direct result of timing delays between (1) the fixing of the mortgage loan interest rate with borrowers and the funding of the loan and (2) the funding of the loan and the setting of terms for sale of loans to whole-loan market investors.

We may also hedge the economic value of funded loans that are held for sale but not yet allocated to an investor sale commitment. Once a loan has been funded, our risk management objective for our mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value of its mortgage loans.

Forward-looking risk management

When we have established our portfolio of mortgage loans, our risk management will focus on protecting against possible “compression” in the net interest margin with respect to the investment portfolio. The “yield curve” creates this risk because of different repricing durations for instruments with different maturities. In substance, the hedging objective is to protect the net interest margin by matching repricing durations for the hybrid/adjustable-rate mortgage loan portfolio and the corresponding funding sources. For accounting purposes, these hedges are called cash flow hedges, and the accounting is different than for fair value hedges.

Hybrid/adjustable-rate mortgage loans have longer repricing durations and we may not be able to obtain matched repricing durations for the corresponding funding sources since borrowings generally have a shorter repricing duration than most hybrid/adjustable-rate mortgage loans where the initial rate is fixed for one to five years. We intend to hedge these loans with interest rate swap agreements, Eurodollar futures contracts and cap agreements in order to better match the repricing durations of the loans and our funding sources.

Interest Rate Risk

The objective in managing interest rate risk is to monitor and assess the potential risk associated with changes in interest rates and their impact on our business. If necessary, we can attempt to mitigate such risk through effective interest rate management tools that are considered hedges, such as financial futures, forward-sale commitments and options and interest rate swaps and caps. In the past, we attempted to reduce our exposure to interest rate risk for a portion of our loan production through the use of forward sales commitments. Pursuant to our forward sales commitments, in exchange for a fixed price, we commit to deliver loans with a set of characteristics, including a weighted average interest rate, that are locked for the term of the applicable commitment. Therefore, during this commitment period, any market movement in interest rates has no effect on the price we receive for loans delivered to the forward sale transaction, assuming the agreed upon set of characteristics is met. We attempt to structure these forward commitments to cover segments of one to two months of loan production. The contracts are often entered into and priced before most of the loans are originated. By committing to a forward sale prior to origination of the loans and through the price protection features embedded in the commitment, we effectively hedge our interest rate risk.

In addition to our interest rate risk described above, we will be subject to interest rate exposure relating to the portfolio of mortgage loans we intend to hold. Changes in interest rates will impact our future earnings in various ways. While we will originate and hold in our loan portfolio primarily hybrid/adjustable-rate mortgage loans, we will also hold fixed rate loans in our portfolio. Rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for a number of reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our mortgage loans because the reset dates on our borrowings generally occur sooner than that of the mortgage loans. The interest expense on the mortgage-backed securities is typically adjusted monthly relative to market interest rates, generally the one-month LIBOR. The interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans, generally for the first two or three years from origination, while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Second, interest rates on hybrid/adjustable-rate mortgage loans may be capped for the first adjustment, per adjustment period and for the life of the loan (commonly referred to as the initial cap, the periodic cap and the lifetime cap, respectively, and fixed rate loans have interest rates that are fixed for the life of the loan), and our borrowings may not have similar limitations. Third, interest rates on hybrid/adjustable-rate mortgage loans typically change less frequently than the applicable interest rates on our liabilities.

Interest rates can also affect our net return on mortgage loans. During a declining interest rate environment, the prepayment rates of mortgage loans may accelerate, possibly resulting in a decline in our net return on mortgage loans. In addition, replacement mortgage loans may have a lower yield than the mortgage loans being prepaid. In contrast, during an increasing interest rate environment, mortgage loans may prepay slower than expected, requiring us to finance a higher amount of mortgage loans than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on mortgage loans.

The rate of prepayment on mortgage loans may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause us to amortize the premiums paid for our mortgage loans faster, resulting in a reduced yield on our mortgage loans. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage loans, our earnings would be adversely affected.

Conversely, the rate of prepayment on mortgage loans may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our mortgage loans over a longer time period, resulting in an increased yield on our mortgage loans.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and results of operations.

Interest rate changes may also impact our equity as our securities, mortgage loans and related hedge derivatives are held at the lower of cost and market. We seek to hedge to some degree changes in value attributable to changes in interest rates by selling Eurodollar futures contracts. In general, we would expect that over time, decreases in income from our loan portfolio attributable to interest rate changes will be offset to some degree by increases in value of our Eurodollar futures contracts, and vice versa. However, the relationship between spreads on securities may vary from time to time, resulting in a net aggregate book value increase or decline. However, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our loan portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

Mortgage loans held for sale as of December 31, 2004 and December 31, 2003 were comprised of adjustable and fixed-rate mortgage loans. In the case of hybrid/adjustable-rate mortgage loans, the interest rate changes at various intervals and is generally subject to lifetime caps. The rates on the fixed-rate loans do not change. However, should interest rates move significantly before we sell the loans, we could be materially affected by the change in interest rates. The following table shows our estimate of the effects of a change of 50 and 100 basis points, including both an increase and decrease in the interest rates, for 30 days.

Interest Rate Change Analysis

on Loans Held for Sale

December 31, 2004 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(in thousands)
+100	$(8,933)	-32.09%
+50	$(4,467)	-16.04%
-50	$4,467	16.04%
-100	$8,933	32.09%

December 31, 2003 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(in thousands)
+100	$(2,733)	-18.36%
+50	$(1,367)	-9.18%
-50	$1,367	9.18%
-100	$2,733	18.36%

December 31, 2002 Interest Rate Change	Change in Net Interest Income	Percentage Change in Net Interest Income
(in basis points)	(in thousands)
+100	$(1,680)	-28.19%
+50	$(704)	-11.81%
-50	$704	11.81%
-100	$1,408	23.62%

Changes in market interest rates affect our estimates of the fair value of our mortgage loans held for sale.

The following table summarizes the sensitivity of the fair market value of our mortgage loans held for sale to changes in the base or current interest rate:

	+100 basis points	+50 basis points	-50 basis points	-100 basis points
	(in thousands)
As of December 31, 2004
Change in fair value of mortgage loans held for sale	$(10,360)	$(5,180)	$4,951	$9,764
As of December 31, 2003
Change in fair value of mortgage loans held for sale	(6,131)	(3,065)	3,065	6,131
As of December 31, 2002
Change in fair value of mortgage loans held for sale	(3,464)	(1,732)	1,732	3,464

Residual Interests. We had residual interests of $20.2 million and $1.6 million outstanding at December 31, 2004 and 2003, respectively. Residual interests are recorded at estimated fair value. We value these assets based on the present value of estimated future cash flows using various assumptions. The discount rates used to calculate the present value of the residual interests were 33.00%, 18.00%, and 18.00% for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively. The weighted average life of the mortgage loans used for valuation was 3.06 years, 2.69 years, and 3.02 years for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively.

Most of our residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, we review the fair value of our residual interests by analyzing prepayment, credit loss and discount rate assumptions in relation to actual experience and current rates of prepayment and credit loss prevalent in the industry.

Although management believes that the assumptions used to estimate the fair values of its retained residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

The residual interests are subject to actual prepayment or credit loss risk in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should actual prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should actual prepayments or credit losses be below expectations.

The table below illustrates the resulting hypothetical fair values of our residual interests at December 31, 2004 and 2003 caused by assumed immediate increases to the key assumptions used to determine fair value:

	December 31,
	2004	2003
	(in thousands)
Carrying value / fair value of residual interests	$20,167	$1,596
Prepayment speed assumption:
Fair value after:
Impact of a 10% increase	$19,697	$1,369
Impact of a 20% increase	18,983	1,175
Credit loss assumption:
Fair value after:
Impact of a 10% increase	$18,870	$1,522
Impact of a 20% increase	17,832	1,460
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% increase	$19,359	$1,490
Impact of a 20% increase	18,594	1,393
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% increase	$16,917	$1,311
Impact of a 20% increase	14,037	1,133

These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution. The changes in the assumptions regarding prepayments and credit losses were applied to the cash flows of the mortgage loans underlying the retained interests. Changes in assumptions regarding discount rate were applied to the cash flows of the securitization trusts. Generally, changes in fair value based upon a change in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The change in one assumption was calculated without changing any other assumptions. In reality, changes in one assumption may result in changes in others, which may magnify or offset the sensitivities. For example, changes in market interest rates may simultaneously impact the prepayment, credit loss and discount rate assumptions.

Counterparty Risk

Our anticipated hedging strategy of using derivative instruments will also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements will be major financial institutions and securities dealers that are well capitalized with high credit ratings and with which we may also have other financial relationships. While we do not anticipate nonperformance by any counterparty, we will be exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty will be the difference between the value of the contract and the current market price. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

Credit Spread Exposure

The mortgage-backed securities we will own are also subject to spread risk. The majority of these securities will be adjustable-rate securities valued based on a market credit spread to U.S. Treasury security yields. In other words, their value depends on the yield demanded on such securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the funding costs for new issuances of our mortgage-backed securities would tend to increase, thus reducing our net interest margin. Conversely, if the spread used to value such securities were to decrease or tighten, our funding costs for new issuances of our mortgage-backed securities would tend to decrease. Such changes in future funding costs may affect our net equity, net income or cash flow directly or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our securities and therefore our funding costs. This would have similar effects on our financial position and operations as would a change in spreads.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15(a) of Part IV of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Also, we have investments in certain unconsolidated entities. Our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on the foregoing, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

We devoted significant time and resources during fiscal year 2004 to initiatives intended to improve our internal control over financial reporting. We undertook these actions in response to management and our auditors’ recommendation to strengthen internal controls as a result of our growth and increased complexity and the related impact on our financial and accounting staff. As part of these initiatives, we enhanced our accounting and finance staff, formalized and communicated certain policies and procedures, and improved authorization and monitoring controls. All significant initiatives have been conducted under our Audit Committee and management’s oversight.

As a public company, we will be required to report on our internal controls in accordance with the provisions of section 404 of the Sarbanes-Oxley Act of 2002. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In our undertaking of this continuous effort, it is likely that we will identify various control deficiencies, some of which may be significant deficiencies or material weaknesses as defined by the rules of the Public Company Accounting Oversight Board. We will assess the significance of any control deficiencies that come to our attention and determine the extent to which such deficiencies may be mitigated or require remediation.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Board of Directors and Executive Officers

Our board of directors currently consists of six members. The terms of office of the members of our board of directors are not divided into classes, and therefore our entire board of directors will be elected each year. After review of all the relevant transactions or relationships between each director (and his family members) and us, our senior management and our independent accountants, our board of directors has affirmatively determined that four of our six directors (Messrs. Brazil, Ingram, Jacoby and Rollans) are independent directors under the standards imposed by NYSE rules and SEC rules.

Our directors and executive officers and their ages as of March 1, 2005, are as follows:

Directors and Executive Officers	Age	Position
Steven G. Holder	47	Co-Chief Executive Officer and Chairman of the Board
Shabi S. Asghar	42	President, Co-Chief Executive Officer and Director
John Kohler	44	Executive Vice President, Capital Markets
Roque A. Santi	42	Executive Vice President and Chief Financial Officer
Steven Szpytek	40	Executive Vice President and Chief Operating Officer
Larry Moretti	47	Executive Vice President and Chief Administrative Officer
Greg Lubushkin	52	Chief Accounting Officer
James R. Brazil	62	Director
Douglas Ingram	42	Director
William Jacoby	66	Director
James Rollans	62	Director

Set forth below are descriptions of the backgrounds of each of our executive officers and directors and their principal occupations for at least the past five years and their public-company directorships as of March 1, 2005.

Steven G. Holder is our Co-Chief Executive Officer and Chairman of the Board. Mr. Holder has served as Encore Credit’s Chairman of the Board and Chief Executive Officer since October 2001. Before joining us, Mr. Holder was Chief Executive Officer and Chairman of the Board of Park Place Capital Corporation, an asset management and servicing company, a position he assumed in February 2001. From January 1996 to January 2001, Mr. Holder served as President and Co-Chief Executive Officer of New Century Mortgage Corporation. Mr. Holder also served as New Century Financial Corporation’s Vice Chairman of the Board from 1996 to 2000 and Chief Operating Officer from 1995 to 2000. Prior to his tenure at New Century, Mr. Holder served in various positions, including Executive Vice President of Long Beach Mortgage Company from 1993 to 1995. Mr. Holder worked in the financial services industry in various positions, including serving as Vice President of Transamerica Financial Services from 1990 to 1993 and Regional Vice President of NOVA Financial Services, a division of First Interstate Bank, from 1985 to 1990. Mr. Holder has 27 years of subprime lending and consumer finance experience.

Shabi S. Asghar is our President, Co-Chief Executive Officer and a director. Mr. Asghar has served as Encore Credit’s President and a director since February 2002 and Co-Chief Executive Officer since November 2003. Prior to joining us, Mr. Asghar held several positions with New Century Mortgage Corporation, including serving as President—Wholesale Division from 1998 to 2002, Senior Vice President—Wholesale Lending from 1997 to 1998, and Vice President—Mortgage Banking Operations from 1995 through 1996. During 1992 to 1995, Mr. Asghar served as Area Sales Manager of Long Beach Mortgage Company and in 1995 served as Assistant Vice President, District Manager at Ford Consumer Finance. From 1988 to 1992, Mr. Asghar served in various positions, including as Business Development Manager of Transamerica Financial Services. Mr. Asghar has over 18 years of subprime lending and consumer finance experience. Mr. Asghar received a bachelor’s degree in business management from California State University, Northridge.

John Kohler is our Executive Vice President and Director of Capital Markets. Mr. Kohler has served as Encore Credit’s Executive Vice President and Director of Capital Markets since October 2004. Before joining us, Mr. Kohler was Senior Vice President, ABS Banking of Countrywide Securities Corporation, a securities trading firm, from March 2002 to September 2004. From May 1999 to March 2002, Mr. Kohler served as Executive Vice President, Capital Markets/Secondary Marketing and as Senior Vice President for Capital Markets of Aames Financial Corporation, a subprime mortgage lender. From July 1998 to January 1999, Mr. Kohler served as Director of Global Business Development of Southern Pacific Mortgage Limited, a UK-based subprime mortgage lender. Prior thereto, Mr. Kohler served as Head of Strategic Planning of City Mortgage Corporation, a UK-based subprime mortgage lender, from May 1997 to 1998. Prior thereto and until April 1997, Mr. Kohler served as a Vice President and then Senior Vice President, Asset-Backed Finance Group of Greenwich Capital Markets, Inc. Prior thereto, from May 1986 to December 1993, Mr. Kohler was an associate at the law firms of Brown & Wood and Stinson, Mag & Fizzell. Mr. Kohler has over 17 years of subprime lending and mortgage/asset-backed securitization experience. Mr. Kohler received a bachelor’s degree in economics and political science from Kansas State University and a law degree from Kansas University School of Law.

Roque A. Santi is our Executive Vice President and Chief Financial Officer. Mr. Santi has served as Encore Credit’s Executive Vice President and Chief Financial Officer since December 2004. Before joining us, Mr. Santi was a partner with Ernst & Young LLP, from May 2002 to November 2004, during which time he was in charge of Tax Financial Services for the Mid-Atlantic Area and was the national tax leader for the mortgage REIT practice. Prior to his tenure at Ernst & Young, Mr. Santi was a partner with Arthur Andersen LLP, from December 1993 to May 2002, during which time Mr. Santi led Arthur Andersen’s Tax Financial Services practice for the Mid-Atlantic area and served a significant number of Arthur Andersen’s public and private mortgage REIT clients. Mr. Santi has over 18 years of experience in the consumer finance industry. Throughout Mr. Santi’s career, he has worked in many areas of the mortgage industry, including mortgage banking, securitization, REIT structuring and implementation, mortgage REIT modeling, transactions structuring and initial public offerings. Mr. Santi received a bachelor’s degree in 1986 from Pace University.

Steven Szpytek is our Executive Vice President and Chief Operating Officer. Mr. Szpytek has served as Encore Credit’s Chief Operating Officer and Executive Vice President since February 2002 and as a director since March 2003. Prior to joining us, Mr. Szpytek held several positions with New Century Mortgage Corporation, including serving as Senior Vice President—Chief Credit and Appraisal Officer from 2001 to 2002, Senior Vice President Division Manager from 1999 to 2001, Vice President Regional Manager from 1998 to 1999 and Assistant Vice President Operations Manager from 1996 to 1998. Mr. Szpytek served as Non-Conforming Compliance/Due Diligence Underwriting Manager of Household Financial Services from 1995 to 1996. During 1995, Mr. Szpytek served as Staff Mortgage Insurance Underwriter for GE Mortgage Insurance. Mr. Szpytek held several positions with Household International, including serving as Underwriter/Senior Underwriter from 1992 to 1995 and Account Executive/Branch Sales Manager from 1988 to 1992. Mr. Szpytek has over 16 years of subprime and prime lending and consumer finance experience. Mr. Szpytek received a bachelor’s degree in business, economics and psychology from Cornell College.

Larry E. Moretti is our Executive Vice President and Chief Administrative Officer. Mr. Moretti has served as our Executive Vice President and Chief Administrative Officer since March 2005. Before joining us, Mr. Moretti was Chief Information Officer and Senior Vice President of New Century Mortgage Corporation from May 1999 to February 2005. Mr. Moretti also served as New Century Mortgage Corporation’s Chief Administrative Officer from January 2001 to June 2002 and as a director from June 2001 through February 2005. Mr. Moretti served as Senior Information Systems Account Manager for TRW Space and Electronics Group from December 1997 to March 1999. From 1994 to 1999, Mr. Moretti was owner and President of Telenet Solutions, a consulting firm that provided technology and strategic development services. Mr. Moretti was previously manager of Information Technology Support Systems for Transamerica Specialty Financial from 1980 to 1996. Mr. Moretti has over 6 years of subprime lending and over 16 years of specialty finance experience.

Greg Lubushkin is our Chief Accounting Officer. Mr. Lubushkin has served as Encore Credit’s Chief Accounting Officer since November 2004. Before joining us, Mr. Lubushkin worked at PricewaterhouseCoopers LLP and predecessor firms from November 1977 to November 2004. Mr. Lubushkin held several positions with these firms, including serving as partner from 1988 to 2004, senior manager from 1984 to 1988, manager from 1980 to 1984 and senior/staff accountant from 1977 to 1980. While with these firms, Mr. Lubushkin worked principally with companies in the mortgage finance, consumer finance and real estate industries, assisting them with transaction due diligence, REIT formation, securities registration, securitizations and general accounting matters. Mr. Lubushkin received a bachelor’s degree in 1974 from the University of California, Berkeley.

James R. Brazil is our lead independent director. Mr. Brazil has served as a director for Encore Credit since November 2003. From September 2000 to September 2003, Mr. Brazil was a consultant for Ameriquest Mortgage. Mr. Brazil served in various capacities at Ameriquest Mortgage from 1994 to 2000, including as Chairman of the Board and Chief Executive Officer and head of its retail operations from 1994 to 2000. Prior to joining Ameriquest Mortgage, from 1990 to 1994, Mr. Brazil served as Senior Vice President—Acquisitions of Transamerica Financial Services, and from 1984 to 1990, Mr. Brazil served as Senior Vice President/Director of Operations of NOVA Financial Services. Mr. Brazil has over 35 years of subprime lending and consumer finance experience.

Douglas Ingram is one of our directors. Mr. Ingram has been the Executive Vice President, General Counsel, Secretary and Chief Ethics Officer of Allergan, Inc., a NYSE-listed specialty pharmaceutical company, since October 2003. Prior to that, Mr. Ingram served as Allergan’s Corporate Vice President, General Counsel, Secretary and Chief Ethics Officer since July 2001. Prior thereto he was Allergan’s Senior Vice President and General Counsel since January 2001, and Assistant Secretary since November 1998. Prior to that, Mr. Ingram was Allergan’s Associate General Counsel from August 1998, and Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel of Allergan from March 1996. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the law firm of Gibson, Dunn & Crutcher. Mr. Ingram received a bachelor’s degree in 1985 from Arizona State University and a law degree in 1988 from the University of Arizona.

William Jacoby is one of our directors. Prior to joining us, Mr. Jacoby founded and served as President and Chief Executive Officer of California Commercial Bankshares and as Chairman and Chief Executive Officer of National Bank of Southern California, a subsidiary of California Commercial Bankshares that was merged with Western Bancorp in 1997. During 1982 through 1997, Mr. Jacoby was responsible for all phases of the corporation, including profitability, liquidity and assurance of quality of the loan portfolio. Prior to the commencement of his tenure with California Commercial Bankshares, Mr. Jacoby was Senior Vice President and Credit Administrator of Westlands Bank from June 1979 to June 1982, where he was responsible for control of the credit quality of the bank’s loan portfolio and was a member of the executive committee. Between June 1960 and June 1979, Mr. Jacoby worked in various positions for United California Bank. Mr. Jacoby received a bachelor’s degree in 1960 from Occidental College and graduated from The Pacific Coast Banking School at the University of Washington in 1976. Mr. Jacoby completed the Director Training and Certification Program at the John E. Anderson Graduate School of Business Management at the University of California, Los Angeles in 2004.

James Rollans is one of our directors. Mr. Rollans retired in 2003 from the Board of Directors of Fluor Corporation and from his position as Fluor’s Group Executive, Corporate Communications, in which he was responsible for leading the company’s external affairs, including Investor Relations, Corporate Communications, and Community and Government Relations functions. Mr. Rollans’ twenty-year tenure with Fluor included several positions at the senior executive level, including that of President and Chief Executive Officer of Fluor Signature Services, the former business services enterprise of Fluor Corporation from 1999 to 2001; Senior Vice President and Chief Administrative Officer from 1994 to 1998; Senior Vice President and Chief Financial Officer from 1998 to 1999 and from 1992 to 1994; and Vice President of Corporate and Investor Relations from 1982 to 1992. Mr. Rollans’ relevant financial services industry experience includes serving as Vice President of Investor Relations of Chase Manhattan Bank from 1976 to 1978. Mr. Rollans also held senior financial positions with Dart & Kraft from 1980 to 1982, Dart Industries from 1978 to 1980 and BF Goodrich from 1974 to 1976. Mr. Rollans serves on the board of directors of Flowserve Corporation and Advanced Medical Optics. Mr. Rollans received a bachelor’s degree in 1967 from California State University, Northridge and has participated in graduate business administration programs at the University of Southern California, Rutgers, the State University of New Jersey and George Washington University. Mr. Rollans completed the University of California, Irvine Director Certification Course in 2003.

Board Independence

Our board of directors has determined that each of Messrs. Brazil, Ingram, Jacoby and Rollans is independent. Our board of directors further determined that neither Mr. Asghar nor Mr. Holder is independent due to each of their current employment with the company. Our board of directors employed the following categorical standards in determining whether a relationship is material and thus would disqualify such director from being independent:

1.	The director was an employee of the company or any of its subsidiaries;

2.	An immediate family member of the director was an executive officer of the company or any of its subsidiaries;

3.	The director (or an immediate family member of the director) received more than $100,000 in a single year in direct compensation from the company or any of its subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

4.	The director was affiliated with or employed by a present or former internal or external auditor of the company or an immediate family member of the director was affiliated with or employed in a professional capacity by a present or former internal or external auditor of the company;

5.	The director (or an immediate family member of the director) was employed as an executive officer of another corporation where any of the company’s executives served on that corporation’s compensation committee;

6.	The director was an executive officer or employee (or an immediate family member of the director was an executive officer) of another corporation that made payments to, or received payments from, the company or any of its subsidiaries for property or services in an amount, which in any of the past three fiscal years exceeded the greater of $1 million or two percent (2%) of such other corporation’s consolidated gross revenues, or in the past fiscal year exceeded five percent (5%) of the company’s consolidated gross revenues for such fiscal year;

7.	The director (or an immediate family member of the director) was an affiliate of a corporation that made payments to, or received payments from, the company or any of its subsidiaries for property or services in an amount that exceeded five percent (5%) of either the company or such other corporation’s consolidated gross revenues for its last full fiscal year;

8.	The director (or an immediate family member of the director) is an affiliate or executive officer of another corporation to which the company was indebted and the total amount of indebtedness exceeds five percent (5%) of the total consolidated assets of the company at the end of such fiscal year;

9.	The director (or an immediate family member of the director) is an officer, director or trustee of a charitable organization where the company’s (or an affiliated charitable foundation’s) annual discretionary charitable contributions to the charitable organization, exceed the greater of $1 million or five percent (5%) of that organization’s consolidated gross revenues;

10.	The director (or an immediate family member of the director) is a member of, or of counsel to, a law firm that the company has retained or proposes to retain during the current fiscal year;

11.	The director (or an immediate family member of the director) is a partner or an executive officer of any investment banking firm that has performed services for the company, other than as a participating underwriter in a syndicate, or that the company proposes to have perform services during the current fiscal year; or

12.	The director is in a position of any substantially similar relationship to those listed in paragraphs 7 through 11, of which the company is aware.

The standards listed at 1 through 6 are applied to each of the past three years, while those listed at 7 through 12 are applied to the past year. “Affiliate” includes any person beneficially owning in excess of 10% of the voting power of, or a general partner or managing member of, a corporation.

Audit Committee Financial Expert

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Messrs. Rollans, Brazil and Ingram. Our board of directors has determined that Mr. Rollans, the chairman of our Audit Committee, meets the definition of an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the NYSE. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Our executive officers, directors and greater than ten-percent stockholders were not subject to the reporting requirements of Section 16(a) at December 31, 2004.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller (collectively, our principal financial officers), our directors and employees. Our Code of Business Conduct and Ethics is posted on the Investor Relations section of our website (http://www.ecccapital.com). The information on our website is not incorporated by reference in this annual report. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics relating to our principal financial officers by disclosing such matters in the Investor Relations section of our website. Stockholders may request a free copy of our Code of Business Conduct and Ethics by writing to ECC Capital Corporation, Attn: Secretary, 1833 Alton Parkway, Irvine, CA 92606.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines, which are posted on the Investor Relations section of our website (http://www.ecccapital.com). The information on our website is not incorporated by reference in this annual report. Stockholders may request a free copy of our Corporate Governance Guidelines by writing to ECC Capital Corporation, Attn: Secretary, 1833 Alton Parkway, Irvine, CA 92606.

Corporate Responsibility For Financial Reports

We have filed, as exhibits to this annual report, the certifications of our principal executive officers and principal financial officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows the compensation paid to our two chief executive officers and our four other most highly compensated executive officers (each, a “named executive officer” and together, the “named executive officers”) for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2004, 2003 and 2002. The footnotes to the following table describe the compensation to be paid to the named executive officers during 2005.

	Annual Compensation					Long-Term Compensation Awards
Name and Title	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(1)	Securities Underlying Options (#)	All Other Compensation
Steven G. Holder(2) Chairman of the Board and Co-Chief Executive Officer	2004 2003 2002	350,000 350,000 200,000	3,656,250 621,279 —	(3)	1,125,000 — —	— 1,478,847 —	— — —

Shabi S. Asghar(4) President, Co-Chief Executive Officer and Director	2004 2003 2002	350,000 350,000 166,667	4,618,750 914,897 —	(5)	1,375,000 — —	— 1,538,000 —	— — —

John Kohler(6) Executive Vice President and Director of Capital Markets	2004 2003 2002	60,737 — —	416,666 — —		— — —	— — —	— — —

Roque A. Santi(7) Executive Vice President and Chief Financial Officer	2004 2003 2002	30,448 — —	250,000 — —		— — —	— — —	— — —

John Kontoulis(8) Executive Vice President and Director of Strategic Planning	2004 2003 2002	243,750 208,333 131,250	415,479 277,234 25,388		150,000 — —	118,307 319,430 —	— — —

Steven Szpytek(9) Executive Vice President and Chief Operating Officer	2004 2003 2002	243,750 208,333 127,141	752,928 297,900 126,606		— — —	118,306 23,661 —	— — —

(1)	Other annual compensation includes deferred compensation of $1,125,000, $1,375,000 and $150,000 for Messrs. Holder, Asghar and Kontoulis, respectively.

(2)	Pursuant to Mr. Holder’s employment agreement, he will receive an annual base salary of $450,000 and will be eligible for annual bonuses of up to 200% of his base salary. In 2004, Mr. Holder received $1,057,500 in bonuses earned during fiscal year 2003 and an aggregate bonus of $3,570,594 earned during fiscal year 2004 ($971,844 of which was paid in fiscal year 2005).

(3)	Includes deferred compensation of $369,400.

(4)	Pursuant to Mr. Asghar’s employment agreement, he will receive an annual base salary of $450,000 and will be eligible for annual bonuses of up to 200% of his base salary. In 2004, Mr. Asghar received $1,442,500 in bonuses earned during fiscal year 2003 and an aggregate bonus of $4,364,059 earned during fiscal year 2004 ($1,187,809 of which was paid in fiscal year 2005).

(5)	Includes deferred compensation of $1,062,600.

(6)	Mr. Kohler joined us in October 2004. Pursuant to Mr. Kohler’s employment agreement, he will receive an annual base salary of $250,000 and will be eligible for annual bonuses of up to 200% of his base salary. For the fourth quarter of 2004, Mr. Kohler received bonuses of $416,666 in the aggregate.

(7)	Mr. Santi joined us in November 2004. Pursuant to Mr. Santi’s employment agreement, he will receive an annual base salary of $250,000 and will be eligible for annual bonuses of up to 200% of his base salary. For the fourth quarter of 2004, Mr. Santi received a bonus of $250,000.

(8)	Mr. Kontoulis was a named executive officer through November 2004. Mr. Kontoulis will receive an annual base salary of $250,000 and will be eligible for annual bonuses of up to 200% of his base salary. For fiscal year 2004, Mr. Kontoulis received bonuses of $415,479 in the aggregate and deferred compensation of $150,000.

(9)	Pursuant to Mr. Szpytek’s employment agreement, he will receive an annual base salary of $250,000 and will be eligible for annual bonuses of up to 200% of his base salary. For fiscal year 2004, Mr. Szpytek received bonuses of $752,928 in the aggregate.

Options

Option Grants in Fiscal Year 2004

The following table presents information relating to options granted to purchase Encore Credit common stock to the named executive officers during the 2004 fiscal year. In connection with the merger, Encore Credit options were assumed by ECC Capital. Each option represents the right to purchase one share of ECC Capital common stock.

The potential realizable values are based on the assumption that the price of our common stock will appreciate from our initial public offering price of $6.75 per share, at the annual rate shown (compounded annually) from the date of the offering until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated for illustrative purposes only and do not reflect our estimate of future stock price growth of the shares of our common stock.

	Individual Grants
Name	Number of Common Shares Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year 2004	Exercise Price Per Share ($/ Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation For Option Term
					5% ($)	10% ($)
Steven G. Holder	—	—	$—	—	—	—
Shabi S. Asghar	—	—	$—	—	—	—
John Kohler	—	—	—	—	—	—
Roque A. Santi	—	—	—	—	—	—
John Kontoulis	118,307	14.79%	$2.54	6/27/2014	963,609	1,657,200
Steven Szpytek	59,153	7.40%	$2.54	4/11/2014	475,335	809,120
	59,153	7.40%	$2.54	6/27/2014	481,804	828,600

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning exercised and unexercised options held by the named executive officers as of December 31, 2004. There was no public trading market for our common stock as of December 31, 2004. Accordingly, the dollar values in the table shown below are calculated based upon an assumed market value price of $6.75 per share, less the exercise price of the options, and multiplied by the number of shares.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2004 (#)		Value of Unexercised In-the-Money Options at December 31, 2004 ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven G. Holder	—	—	1,478,847	—	8,294,721	—
Shabi S. Asghar	—	—	1,538,000	—	8,661,010	—
John Kohler	—	—	—	—	—	—
John Kontoulis	—	—	437,737	—	2,502,052	—
Roque A. Santi	—	—	—	—	—	—
Steven Szpytek	—	—	141,967	—	646,293	—

Compensation of Directors

Any member of the board of directors who is also an employee will not receive any additional compensation for serving on our board of directors. Our non-employee directors will receive an annual retainer of $30,000, payable in quarterly installments. Additional annual retainers will be paid to committee chairpersons as follows: chair of the compensation committee: $5,000; chair of the nominating/corporate governance committee: $5,000; and chair of the audit committee: $15,000. We expect to pay our lead independent director an additional $15,000 to reflect the experience and time commitment required of such person. Annual service for this purpose relates to the approximate 12-month period between annual meetings of our stockholders. A prorated annual retainer will be paid to any person who becomes a committee chair or a lead independent director on a date other than the date of the annual meeting of our stockholders. We will also pay our non-employee directors a fee of $2,500 for attending a board meeting in person, plus reimbursement of reasonable travel expenses in connection with attending board meetings, and $500 for attending a board meeting via teleconference. Additionally, we will pay each non-employee director who is a member of a committee $1,000 for attending a committee meeting in person, plus reimbursement of reasonable travel expenses in connection with attending committee meetings, and $200 for attending a committee meeting via teleconference. Upon the completion of our initial public offering, each non-employee director received an initial award of options to purchase 20,000 shares of our common stock at the initial public offering price of $6.75 per share.

Employment and Severance Agreements

Each of Messrs. Holder, Asghar, Kohler, Santi, Szpytek and Lubushkin entered into separate employment agreements with us effective upon completion of the initial public offering. Each of the agreements will remain in effect until termination due to death or disability, by ECC Capital with or without cause, or by the executive with or without good reason. Under each agreement, the executive will receive a stated annual base compensation, which will be reviewed annually by our compensation committee or its designee, and will be eligible to participate in our discretionary bonus program. Each agreement will provide for our compensation committee or its designee to determine, on an annual basis, the amount of each executive’s bonus, if any. Under each agreement, the executive will be entitled to participate in all pension, 401(k) and other employee plans and benefits to the extent eligible under the terms of such plans and programs, and each executive will be eligible to receive an automobile allowance throughout the term of employment.

Each of these employment agreements will provide that upon termination of employment, either pursuant to disability or by us without cause or by the executive for good reason:

•	each named executive officer will be entitled to an amount equal to up to 200 percent of the executive’s base salary;

•	one-twelfth of any unvested stock options or restricted stock held by the executive will vest at the end of each one-month period through the twelve-month period following the date of termination; and

•	each executive will have the right to receive reimbursement towards COBRA healthcare continuation coverage up to eighteen months after the date of termination.

To the extent it is determined that the executive receives payments under his employment agreement which are subject to the excise tax under Section 4999 of the Code, the executive will receive an additional payment equal to the amount of such excise tax (but not any excise tax resulting from the receipt of such additional amount). In addition, in the event of a change in control, all unvested stock options and shares of restricted stock held by the executive shall become vested. Each employment agreement also provides that for a certain period after the termination of the executive’s employment, executive will not directly or indirectly compete with, or solicit employees from, us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information relating to our equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,157,267	$1.02	1,192,897	(2)
Equity compensation plans not approved by security holders	—	—	—

(1)	The Encore Credit 2001 Employee Stock Option Plan, as amended, was adopted by the board of directors and shareholders of Encore Credit on October 19, 2001. Options outstanding under this plan were assumed by ECC Capital and were converted into options to purchase our common stock, effective February 17, 2005.

(2)	No additional grants will be made under this plan.

Directors and Named Executive Officers

The following table sets forth information as of March 1, 2005, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers and all of our directors and named executive officers as a group. The address of each of the directors and named executive officers is ECC Capital Corporation, 1833 Alton Parkway, Irvine, California 92606.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Rights to Acquire Beneficial Ownership (1)		Total	Percent
Directors and Named Executive Officers:
Steven G. Holder	16,449,242	(2)	887,308		17,336,550	16.9%
Shabi S. Asghar	10,162,167		1,549,381	(3)	11,711,548	10.4
John Kohler	—		—		—	—
Steven Szpytek	600,615		141,967		742,582	—
Roque A. Santi	—		—		—	—
Larry E. Moretti	—		—		—	—
John Kontoulis (4)	443,333		118,307		561,640	—
James R. Brazil	567,565	(5)	70,983		638,548	*
Douglas Ingram	29,629		—		29,629	*
William Jacoby	111,111		—		111,111	*
James Rollans	118,518		—		118,518	*
All executive officers and directors as a group (11 persons)	28,482,180		2,767,946		31,250,126	32.1%

*	Represents beneficial ownership of less than 1.0%.

(1)	Includes shares that the party or group has the right to acquire within sixty days of March 1, 2005.

(2)	Includes 591,540 shares held indirectly by the Holder Family Limited Partnership, of which Mr. Holder is the General Partner.

(3)	Includes 11,381 shares of common stock issuable pursuant to options held by Mr. Asghar’s spouse.

(4)	Mr. Kontoulis was a named executive officer through November 2004.

(5)	Includes 552,751 shares of common stock held by the Brazil Family Trust, of which Mr. Brazil is trustee.

Stockholders Holding 5% or More

Except as set forth below, management knows of no person who is the beneficial owner of more than 5% of our issued and outstanding common stock.

Name and Address of Beneficial Owners	Shares Beneficially Owned		Percent (1)
Friedman, Billings, Ramsey Group, Inc. 1001 19th Street North Arlington, Virginia 22209	5,140,111	(2)	5.27%

(1)	Based on 97,452,465 shares of our common stock outstanding on March 31, 2005.

(2)	Based on information provided pursuant to a Schedule 13G filed with the SEC on March 10, 2005 by Friedman, Billings, Ramsey Group, Inc. (“FBR”). FBR reported that it has the sole power to vote or direct the voting of 3,940,110 shares and the shared power to dispose of or direct the disposition of 5,140,111 shares.

Item 13.	Certain Relationships and Related Transactions

Related Party Transactions

Subordinated Notes and Warrants to Stockholder. Encore Credit issued two subordinated notes to Mr. Holder, our Chairman and Co-Chief Executive Officer, totaling $1.0 million in May 2002 and November 2002. The subordinated notes bore an annual interest rate of 10.0%, compounded daily. In connection with the subordinated notes, Encore Credit entered into two warrant agreements dated May 31, 2002 and November 26, 2002 with the noteholder pursuant to which the noteholder was granted two warrants to acquire the equivalent of 1,478,848 total shares of common stock at $0.63 per share. Encore Credit paid the accrued interest under each of the subordinated notes to the noteholder monthly. Principal payment was due in full on May 31, 2005 for both subordinated notes. In April 2004, Encore Credit paid off all of the subordinated notes in full. Prior to the completion of our initial public offering, Mr. Holder exercised these warrants to purchase an aggregate of 1,478,848 shares of common stock at an aggregate purchase price of $937,500.

Exercise of Warrants. On August 9, 2004, Mr. Holder exercised a warrant to purchase 1,912,236 shares of Encore Credit common stock for an aggregate exercise price of $2,000,000. This warrant was issued to Mr. Holder pursuant to a letter agreement with Encore Credit in which Mr. Holder agreed to exercise the warrant at the time Encore Credit declared a “short-term event” as described below in “—Residential Funding Corporation” in order to provide Encore Credit with a portion of the funds necessary for it to exercise its redemption rights with respect to equity securities previously issued by Encore Credit to RFC.

Residential Funding Corporation. In April 2004, Encore Credit and RFC executed a series of agreements which included a warehousing agreement, revolving subordinated debt agreement, loan sale commitment agreement, a shared execution mortgage loan purchase agreement whereby Encore Credit agreed to sell to RFC certain residential mortgage loans, a securities purchase agreement and a letter agreement that provided Encore Credit with the ability to declare a “short-term event.” The warehouse and revolving subordinated debt agreements were to mature in March 2007.

Pursuant to the securities purchase agreement, on April 6, 2004, RFC purchased 3,549,234 shares of Encore Credit’s Series C Redeemable Preferred Stock for $3,000,000 and Encore Credit issued RFC a warrant covering the purchase of up to an aggregate of 7,170,883 shares of Encore Credit’s common stock for an aggregate exercise price of $3,000,000. The fair value of the warrants, estimated at $12,221,000, was recorded as a discount to the RFC warehouse line and an increase in additional paid-in capital on the balance sheet. The fair value of the warrants was determined using the Black-Scholes model using the following assumptions on the date of the grant; expected life, 10 years; risk-free interest rate, 3.95%, volatility, 0%, dividend yield, 0%. In addition, on April 6, 2004, Encore Credit and RFC entered into a registration rights agreement and pursuant to the subordinated debt agreement, Encore Credit borrowed $2,000,000 from RFC.

Under the short-term event letter agreement, if Encore Credit declared a “short-term event,” it would be obligated to redeem all of its equity securities issued to RFC in return for a payment in an amount equal to the liquidation preference of the preferred stock, the issuance to RFC of a replacement warrant to purchase shares of Encore Credit’s common stock (the number of shares subject to which would represent at least 3% of Encore Credit’s common stock outstanding) and a contingent redemption payment of at least $10,000,000.

RFC also entered into an agreement with Encore Credit and our Chairman and Co-Chief Executive Officer, Mr. Holder, under which Mr. Holder guaranteed all of Encore Credit’s obligations under the warehouse agreement. Encore Credit granted Mr. Holder a warrant exercisable only if Encore Credit declared a short-term event under the short-term event letter agreement. Upon declaration of a short-term event, Mr. Holder was required to exercise the warrant to the extent of an aggregate exercise price equal to at least 50% of the cash payable by Encore Credit to RFC under the short-term letter agreement. The number of shares subject to the warrant was not fixed, but a function of the number of shares covered by the replacement warrant received by RFC under the terms of the short-term letter agreement.

On May 29, 2004, Encore Credit transferred $25.5 million in loans to RFC under the shared execution agreement and recognized a residual interest equal to the present value of future cash flows derived from the excess coupon rate on the loans over the required index rate established by RFC. Encore Credit recognized this transaction as a whole-loan sale on a service released basis in accordance with SFAS No. 140, as Encore Credit did not retain control other than a beneficial interest. Encore Credit recorded a residual interest value of $772,000 at the date of sale. RFC advanced Encore Credit $645,000, which was secured by the residual interest.

On June 22, 2004, Encore Credit repaid $2,000,000 outstanding under the subordinated debt agreement. On June 24, 2004, Encore Credit declared a short-term event. On August 6, 2004, Encore Credit and RFC agreed to terminate all agreements.

The termination agreement provided for the following:

•	Encore Credit agreed to pay RFC $7,500,000 in full satisfaction of Encore Credit’s obligations under the short-term event letter agreement and the agreement was terminated. The amount of the payment made by Encore Credit was separately negotiated as part of the termination agreement. Encore Credit was not required to make the contingent redemption payment nor issue a replacement warrant as contemplated by the short-term event letter agreement.

•	RFC agreed to continue to fund advances under the warehouse agreement until September 3, 2004. The maturity date of the warehouse agreement was accelerated to November 5, 2004. Encore Credit agreed to immediately repay $592,000 of principal and interest due under the term loan provisions of the warehouse agreement. On November 15, 2004, all remaining amounts due under the warehouse agreement were repaid to RFC.

•	The subordinated debt agreement was terminated.

•	Mr. Holder was released from his guarantee to RFC of Encore Credit’s obligations under the warehouse agreement. On August 9, 2004, Mr. Holder exercised a warrant to purchase 1,912,236 shares of common stock for an aggregate price of $2,000,000. This warrant grant resulted in a charge to earnings of approximately $2.9 million for the year ended December 31, 2004.

•	The loan sale commitment and shared execution agreements were terminated.

•	RFC returned to the Company and relinquished all rights associated with the Series C preferred stock and warrants, and the securities purchase agreement was terminated. Encore Credit agreed to pay $3,048,000 to RFC (representing the liquidation preference of $3,000,000 plus $48,000 in declared but unpaid dividends) to redeem the 3,549,234 shares of Series C preferred stock held by RFC.

On August 9, 2004, Encore Credit paid all amounts due to RFC pursuant to the termination agreement. In addition, RFC acquired Encore Credit’s residual interest in the whole-loan sale in settlement of advances secured by the residual interest. Encore Credit recorded a loss of $89,000 on the sale of the residual interest. At December 31, 2004, Encore Credit had no outstanding borrowings under the warehousing agreement. RFC does not currently own any of our equity securities, or any warrants to purchase any of our equity securities, and is no longer our affiliate.

Conflicts of Interest

Mr. Holder, our Chairman of the Board and Co-Chief Executive Officer, and Mr. Kontoulis, our Executive Vice President and Director of Strategic Planning, own approximately 29.0% and 2.6%, respectively, of SFCHC, Inc., which owns all of the outstanding capital stock of Sprint Funding Corporation, or Sprint Funding, a retail mortgage lender. Sprint Funding may be a competitor of Encore Credit as we develop our retail mortgage lending operation. Encore Credit paid $525,000 and $849,000 for the nine months ended September 30, 2004 and 2003, respectively, and $1,180,000 and $750,000 for the years ended December 31, 2003 and 2002, respectively, to Sprint Funding in connection with the purchase of loans originated by Sprint Funding. Encore Credit received $75,000 and $88,000 for the nine months ended September 30, 2004 and 2003, respectively, and $112,000 and $120,000 for the years ended December 31, 2003 and 2002, respectively, from Sprint Funding for office space leased pursuant to a lease agreement dated December 21, 2001. Encore Credit further received $41,000 and $84,000 for the nine months ended September 30, 2004 and 2003, respectively, and $101,000 and $90,000 for the years ended December 31, 2003 and 2002, respectively, from Sprint Funding for services provided pursuant to a management services agreement dated February 17, 2003. In order to avoid any potential conflict, or the appearance of any conflict, Encore Credit has terminated purchases of loans from Sprint Funding and the management services agreement with Sprint Funding.

We intend to adopt policies to reduce or eliminate potential conflicts of interest. However, we cannot assure you that these policies will be successful in eliminating the influence of these conflicts.

We have a policy that, without approval of a majority of the disinterested directors, we will not:

•	acquire from or sell any asset or property to any of our directors, officers or employees, or any entity in which any of our directors, officers or employees is employed or has an interest of more than 5%;

•	make any loan to or borrow from any of our non-executive employees, or any entity in which any of our non-executive employees is employed or has an interest of more than 5%; or

•	engage in any other transaction with any of our directors, officers or employees, or any entity in which any of our directors, officers or employees is employed or has an interest of more than 5%.

Mr. Holder’s spouse has been employed by Encore Credit as an account executive since April 2002. An account executive’s primary responsibilities include promoting our mortgage products to our current and prospective customers, developing and maintaining productive working relationships with our customers, and achieving target production volumes and/or units. Mr. Holder’s wife was paid approximately $546,000 in 2002, $712,800 in 2003 and $475,200 for the year ended December 31, 2004 in total compensation pursuant to Encore Credit’s stated compensation structure for account executives.

Mr. Asghar’s spouse has been employed by Encore Credit as an account executive since May 2002. Mr. Asghar’s wife was paid approximately $1.1 million in 2002, $2.8 million in 2003 and $2.9 million for the year ended December 31, 2004 pursuant to Encore Credit’s stated compensation structure for account executives.

Encore Credit, Sprint Funding (formerly Park Place Capital), Steven Holder and Jon Daurio, a shareholder who is a former executive officer and director, are co-plaintiffs in a legal action, entitled Daurio et al., v. Lappi et al., in the Superior Court of the State of California in and for the County of Orange, against a former employee of Park Place Capital. ECC Capital is not a party to this legal proceeding. There is no cross-complaint in the action. Claims against other co-defendants have been settled and dismissed. The complaint alleges that this former employee misappropriated personal, confidential and/or privileged information of Sprint Funding, Encore Credit and Messrs. Holder and Daurio and unlawfully provided this information to a litigation adversary in a litigation matter between Encore Credit and a competitor that has since been settled. The complaint alleges claims based upon trespass, conversion, computer crimes (under the California Penal Code Section 502), invasion of privacy and related matters. The complaint further alleges that, as a result of these actions by the former employee, Encore Credit, Sprint Funding and Messrs. Holder and Daurio were harmed. The matter is presently scheduled for trial on April 18, 2005. Encore Credit has agreed to pay all legal expenses of the plaintiffs incurred in connection with this legal action and will be reimbursed out of the aggregate recovery, if any, awarded to the plaintiffs. In addition, after reimbursement of expenses incurred, Encore Credit will receive 70% of the remaining aggregate recovery, if any, awarded to the plaintiffs.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional audit services rendered by Grant Thornton LLP for audit of our annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services provided by Grant Thornton LLP for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003
Audit Fees (1)	$180,855	$71,150
Audit-Related Fees (2)	—	—
Tax Fees (3)	153,737	177,505
All Other Fees (4)	188,575	—

Total Fees Paid	$523,167	$248,655

(1)	Audit Fees - The aggregate fees for the annual audit of our financial statements and review of our quarterly financial statements.

(2)	Audit-Related Fees - The aggregate fees for the auditor’s consent for use of our audited financial statements in our S-8 Registration Statement.

(3)	Tax Fees - The aggregate fees for tax preparation, tax advice and tax planning.

(4)	All Other Fees - The aggregate fees for services related to our initial public offering.

Our Audit Committee pre-approves all services provided by Grant Thornton LLP.

PART IV

Item 15.	Exhibits and Financial Statements and Schedules

(a) Financial Statements and Schedules:

1.	Consolidated Financial Statements—See “Index to Consolidated Financial Statements”

2.	Consolidated Financial Statement Schedule—None

(b) Exhibits:

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECC CAPITAL CORPORATION

By:	/s/ STEVEN G. HOLDER
Steven G. Holder
Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEVEN G. HOLDER Steven G. Holder	Co-Chief Executive Officer and Chairman (Principal Executive Officer)	April 7, 2005

/s/ SHAHID S. ASGHAR Shahid S. Asghar	Co-Chief Executive Officer, President and Director	April 7, 2005

/s/ ROQUE A. SANTI Roque A. Santi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 7, 2005

/s/ GREG LUBUSHKIN Greg Lubushkin	Chief Accounting Officer (Principal Accounting Officer)	April 7, 2005

/s/ JAMES R. BRAZIL James R. Brazil	Director	April 7, 2005

/s/ DOUGLAS INGRAM Douglas Ingram	Director	April 7, 2005

/s/ WILLIAM JACOBY William Jacoby	Director	April 7, 2005

/s/ JAMES ROLLANS James Rollans	Director	April 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Encore Credit Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Encore Credit Corp. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three years ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Encore Credit Corp. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and cash flows for each of the years in the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Irvine, California

March 2, 2005 (except for Note O, as to which the date is March 18, 2005)

ENCORE CREDIT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$22,023	$5,483
Restricted cash	2,250	1,125
Other receivables	10,379	5,533
Mortgage loans held for sale, net	913,365	594,510
Residual interests in securitization	1,917	1,596
Residual interests in securitization, pledged as collateral	18,250	—
Prepaid expenses and other assets	14,576	1,066
Equipment and leasehold improvements, net	8,440	4,311
Deferred tax asset	16,346	3,056

Total assets	$1,007,546	$616,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

Warehouse lines of credit	$894,307	$576,777
Securities sold under agreements to repurchase	3,970	—
Accounts payable and accrued expenses	40,131	16,382
Income tax payable	16,189	3,481
Subordinated debt to shareholder, net	—	895

Total liabilities	954,597	597,535

Commitments and contingencies (Note K)

Stockholders’ equity
Common stock authorized, 100,000,000 shares of $0.001 par value at December 31, 2004, 2003, and 2002; issued and outstanding, 25,712,217 shares at December 31, 2004, and 23,691,138 at December 31, 2003 and 2002	22	20
Series A Preferred Stock authorized, 15,000,000 shares of $0.001 par value at December 31, 2004, 2003, and 2002; issued and outstanding, 10,947,438 shares, liquidation value $4,626,676 at December 31, 2004, 2003, and 2002	9	9
Series B Preferred Stock authorized, 2,000,000 shares of $0.001 par value at December 31, 2004, 2003, and 2002; issued and outstanding, 1,183,078 shares, liquidation value $500,000 at December 31, 2004, 2003, and 2002	1	1
Additional paid in capital	12,365	6,580
Accumulated other comprehensive income	76	36
Deferred compensation related to stock options granted	(243)	(98)
Retained earnings	40,719	12,597

Total stockholders’ equity	52,949	19,145

Total liabilities and stockholders’ equity	$1,007,546	$616,680

The accompanying notes are an integral part of these statements.

ENCORE CREDIT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the year ended December 31,
	2004	2003	2002
Revenues
Gain on sale of loans, net	$135,494	$64,410	$30,985

Interest income	55,953	34,505	12,519
Interest expense	(28,110)	(19,605)	(6,572)

Net interest income	27,843	14,900	5,947

Total revenues	163,337	79,310	36,932

Expenses
Salaries and related expenses	48,655	28,566	19,047
Occupancy expense	5,938	2,671	820
Operating expenses	44,861	20,848	9,003
Professional fees	7,658	7,476	3,634
Termination of financing arrangement (Note H)	7,500	—	—
Loss on disposal of assets	161	65	—

Total expenses	114,773	59,626	32,504

Earnings before income taxes	48,564	19,684	4,428

Provision for income taxes	20,288	8,437	2,769

NET INCOME	$28,276	$11,247	$1,659

Net income per share of common stock
Basic	$1.15	$0.47	$0.07

Diluted	$0.66	$0.30	$0.05

The accompanying notes are an integral part of these statements.

ENCORE CREDIT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares Outstanding	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Deferred Compensation Related to Stock Options Granted	Retained Earnings	Total
Balance, December 31, 2001	23,661	20	—	—	__	980	__	__	(309)	691
Issuance of common shares to shareholders	30	—	—	—	—	__	__	—	—	—
Issuance of common stock warrants	—	—	—	—	—	400	—	—	—	400
Issuance of Series A preferred stock, 10,947,021 shares	—	—	9	—	—	4,092	—	—	—	4,101
Issuance of Series B preferred stock, 1,183,078 shares	—	—	—	1	—	999	—	—	—	1,000
Net income	—	—	—	—	—	—	—	—	1,659	1,659

Balance, December 31, 2002	23,691	20	9	1	—	6,471	—	—	1,350	7,851
Issuance of common stock options	—	—	—	—	—	109	—	(109)	—	—
Compensation expense from stock options	—	—	—	—	—	—	—	11	—	11
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	11,247	11,247
Unrealized gain on residual interests in securitization, net of tax effect of $26	—	—	—	—	—	—	36	—	—	36

Total comprehensive income	—	—	—	—	—	—	—	—	—	11,283

Balance, December 31, 2003	23,691	20	9	1	—	6,580	36	(98)	12,597	19,145
Exercise of common stock option	109	—				176				176
Tax benefit from non-qualified stock options						27				27
Exercise of common stock warrants	1,912	2				4,879				4,881
Acceleration of stock options						739		(739)		—
Compensation expense from stock options								558		558
Cancellation of stock options						(36)		36		—
Issuance of common stock warrants						12,221				12,221
Cancellation of common stock warrants						(12,221)				(12,221)
Issuance of Series C preferred										—
stock, 3,549,234 shares					3	2,997				3,000
Redemption of Series C preferred										—
stock, 3,549,234 shares					(3)	(2,997)				(3,000)
Dividends									(154)	(154)
Comprehensive Income:
Net income									28,276	28,276
Unrealized gain on residual interests in securitization, net of tax effect of $29							40			40

Total comprehensive income	—	—	—	—	—	—	—	—	—	28,316

Balance, December 31, 2004	25,712	$22	$9	$1	$—	$12,365	$76	$(243)	$40,719	$52,949

The accompanying notes are an integral part of these statements.

ENCORE CREDIT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$28,276	$11,247	$1,659
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	2,661	1,272	405
Purchases of loans held for sale	(9,117,341)	(4,588,114)	(1,486,194)
Proceeds from sale of loans held for sale	8,767,686	4,352,212	1,126,672
Fair value adjustment of residual interest	1,650	(52)	—
Accretion of residual interest	(3,340)	(332)	—
Cash received from residual interest	13,389	—	—
Cash received from sale of residual interest	509	—	—
Loss on sale of residual interest	89	—	—
Compensation charge from stock options	710	16	—
Compensation charge from stock warrants	2,881	—	—
Net increase in trading securities	(2,509)	—	—
Other	180	315	40
Net change in:
Other receivables	(4,846)	(2,486)	(2,817)
Prepaid expenses and other assets	(11,001)	(717)	(349)
Deferred tax asset	(13,319)	(1,719)	(1,361)
Accounts payable and accrued expenses	20,396	10,690	5,233
Income tax payable	12,708	215	3,263

Net cash used in operating activities	(301,221)	(217,453)	(353,449)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(2,768)	(3,401)	(2,167)

Net cash used in investing activities	(2,768)	(3,401)	(2,167)

Cash flows from financing activities:
Net increase in warehouse lines of credit	317,529	225,649	351,128
Proceeds from subordinated debt	2,645	—	1,000
Payments of subordinated debt	(3,538)	—	—
Proceeds from reverse repurchase agreement	15,401	—	—
Payments of reverse repurchase agreement	(11,538)	—	—
Payments of capital lease obligations	(741)	(77)	—
Restricted cash	(1,125)	(225)	(900)
Dividend payments	(154)	—	—
Proceeds from issuance of common stock	2,050	—	—
Proceeds from issuance of preferred stock	3,000	—	4,866
Redemption of preferred stock	(3,000)	—	—

Net cash provided by financing activities	320,529	225,347	356,094

Net increase in cash and cash equivalents	16,540	4,493	478

Cash at beginning of the period	5,483	990	512

Cash at end of the period	$22,023	$5,483	$990

Supplemental cash flow information:
Cash used to pay interest	$28,808	$17,521	$4,799
Cash used to pay income taxes	20,288	10,046	866

Supplemental non-cash financing activity:
Fixed assets acquired through capital leases	$3,931	$301	$—

The accompanying notes are an integral part of these statements.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ORGANIZATIONAL AND ACCOUNTING POLICIES

Encore Credit Corp. (the “Company”) was formed on October 18, 2001 in the State of California and began operations in March 2002. The Company is engaged in the mortgage banking business through the origination and sales of subprime mortgage loans. The Company purchases subprime mortgage loans through its network of brokers throughout the United States. Encore SPV I and Encore SPV III, are wholly-owned subsidiaries, formed as Delaware business trusts, which have been established by the Company as special-purpose warehouse finance subsidiaries (see Note E). The Company also operates through its wholly-owned subsidiaries Encore Credit Corporation of Minnesota and Bravo Credit Corporation. Encore Credit Corporation of Minnesota and Bravo Credit Corporation are specialty finance companies engaged in the business of originating, purchasing, selling, and servicing mortgage loans secured primarily by first and second mortgages on single-family residences.

The Company formed ECC Capital Corporation on April 1, 2004 solely for the purpose of effecting a restructuring of the Company that would facilitate an initial public offering and conversion of business form to that of a real estate investment trust (“REIT”). As a REIT, the Company would invest in residential mortgage loans financed by the issuance of non-recourse debt. At December 31, 2004, ECC Capital was a wholly-owned subsidiary of the Company.

On February 18, 2005, ECC Capital completed its initial public offering and conversion to a REIT. Concurrent with the initial public offering, the Company was merged with a wholly-owned subsidiary of ECC Capital, and became ECC Capital’s wholly-owned subsidiary. As required by Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, the transaction will be accounted for as a transfer of net assets between entities under common control. The financial statements of ECC Capital will record the net assets transferred at their carrying values in the accounts of Encore Credit as though the transfer occurred as of January 1, 2005.

In connection with the initial public offering, 9,253,352 shares of Encore Credit Corp. Series A and 1,000,000 shares of Encore Credit Corp. Series B preferred stock into common stock at a 1.183 to 1 ratio. Warrants for the purchase of 1,250,000 shares of the Company’s common stock for $.75 per share held by Steve Holder, the Company’s chairman and co-CEO, were exercised. In addition, 22,650,023 shares of Encore Credit Corp.’s common stock were converted to ECC Capital Corporation’s common stock at a 1.183 to 1 ratio. As a result, 34,153,375 shares of the Company’s common stock (including the converted preferred shares and exercised warrants) were converted to 40,406,105 shares of common stock in ECC Capital Corporation.

A total of 52,500,000 shares were sold to the public at $6.75 per share. A total of 3,940,110 shares were sold to the Company’s investment bankers for $25,000,000 and 606,250 shares of restricted stock were issued to certain employees and consultants. Following these transactions a total of 97,452,465 shares of common and restricted stock were outstanding. Proceeds from the offering totaled $379,375,000 (before expenses of the offering) and will be used to fund growth in loan production, to build a loan portfolio and for general corporate purposes.

Principles of Consolidation

The consolidated financial statements of the Company include the financial position and results of Encore Credit Corp. and its wholly-owned subsidiaries. All material inter-company balances and transactions are eliminated in consolidation.

The Company has also formed special purpose entities (the Trusts) for the purpose of facilitating the sale of its loans through securitizations (see Note E). With the exception of certain limited residual interests retained by the Company, the beneficial interests in the trusts are held by third-parties. The structure of the trusts limits their activities to holding the transferred assets and transferring cash collected to the entities’ beneficial interest holders. These special purpose entities meet the definition of a qualified special purpose entity (“QSPE”) as detailed in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and the accounts of the QSPEs are appropriately not included in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses during the reporting period. Actual results could differ from those estimates. Significant balance sheet items which could be materially affected by such estimates include the residual interests in securitizations, deferred taxes, repurchase allowance, and the carrying value of loans held for sale.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Other Receivables

Other receivables reflect amounts due, generally from warehouse lenders, from settled loan sales, net amounts due from the Company’s loan servicers for principal and interest, and amounts due from escrow or title companies related to loan fundings cancelled subsequent to year end. These various amounts are generally realized shortly after period end and are considered fully realizable.

Mortgage Loans Held for Sale and Loan Origination Fees and Costs

Mortgage loans held for sale are carried at the lower of cost or market, which is computed on an individual loan basis. Net unrealized losses, if any, are recognized by a direct reduction in loan value and a corresponding reduction to income.

Loan origination fees, as well as discount points and certain direct origination costs are initially capitalized, recorded as an adjustment of the cost of the loan, and reflected in earnings when the loan is sold as part of the gain or loss on the sale of loans.

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on non-accrual status when any concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. There were no loans on non-accrual status as of December 31, 2004 and 2003. There were $887,000 and $478,000 loans past due 90 days or more and still accruing interest.

Gain on Sale of Loans

Gains or losses resulting from sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. As part of the sale of a mortgage loan, the Company sells the servicing rights. The purchasing company pays the Company a service release premium for that right. This premium is included in “gain on sale of loans” in the accompanying Statements of Income.

Loan sales and securitizations are accounted for as sales when control of the loans is surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange. Retained interests in securitizations are measured by allocating the previous carrying value between the loans sold and the interests retained, if any, based on their relative fair values at the date of transfer.

Repurchase Allowance

The Company records a repurchase allowance for loans sold to investors where there is the potential for repurchase of those loans or indemnification of losses based on alleged violations of representations and warranties, which are customary to the mortgage banking industry. Provisions for losses are charged to operations and credited to the repurchase allowance and are determined to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold. In determining the adequacy of the repurchase allowance, management considers historical loss experience to identify the risks associated with the potential repurchase of loans sold. Amounts included in the repurchase allowance are recorded in accrued expenses.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s transactions in the repurchase allowance for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
	(in thousands)
Beginning balance	$830	$500
Provision for repurchases	10,230	2,848
Recoveries	—	—
Amounts charged off	(5,975)	(2,518)

Ending balance	$5,085	$830

Residual Interest in Securitization

Residual interests in securitizations represent interests retained from the sale of loans through securitizations that the Company structures as sales rather than financings, referred to as “off-balance sheet securitizations.” The Company may also sell residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

The Company sold mortgage loans to third parties in exchange for cash, and retained interests in the loans. The third party then transferred the mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the “REMIC” or “Trust”), which is a qualifying special purpose entity (“QSPE”) as defined under SFAS 140. The Trust, in turn, issued interest bearing asset-backed securities (the “Certificates”). The Certificates were sold without recourse except that the Company provides representations and warranties customary to the mortgage banking industry with respect to loans transferred to the Trust. The Trust used the cash proceeds from the sale of the Certificates to pay the Company the purchase price for the mortgage loans. The Trust also issued certificates representing interests in the excess interest spread and other residuals. The excess interest spread represents the present value of estimated cash flows that the holder of such Certificates will receive as a result of the interest collected from borrowers exceeding the interest paid to securityholders by the Trust. The Company retained the Certificates representing the excess interest spread and other residuals, herein referred to as residual interests. In addition, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization” or “OC”) held by the Trust. The servicing agreements require that the OC be maintained at certain levels. At December 31, 2004, the OC balance was $5,402,000.

The Company allocates its basis in the mortgage loans and residual interests between the portion of the assets sold through the Certificates and the portion of retained interest based on the relative fair values of those portions on the date of sale. The Company recognizes gains or losses attributable to the changes in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as either available-for-sale or trading securities. The Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the OC (the cash out method) using a discount rate commensurate with the risks involved. According to Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, increases to the fair value of available-for-sale residual interests are recorded as unrealized gains, net of tax, as a component of other comprehensive income, with the yield being adjusted on a prospective basis. Decreases to the fair value, that are considered to be other than temporary, are recorded as a loss against earnings in the period of the change. Changes to the fair value of trading residual interests are recorded through earnings as a component of the gain on sale of loans.

The Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s residual interests are subordinated to the Certificates until the Certificate holders are fully paid.

Real Estate Owned

Real Estate Owned (“REO”) results from the Company foreclosing on delinquent borrowers. These properties are held for sale and carried at the lesser of the carrying value or fair value less estimated selling costs. Individual properties are periodically evaluated and additional impairments are recorded, if necessary. At December 31, 2004, the Company had REO properties valued at $325,000 which were included in other assets on the Balance Sheet. There were no REO properties at December 31, 2003.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization which is charged to expense on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the leases, whichever is shorter. Maintenance and repair costs are charged directly to expense as incurred. Improvements to premises and equipment that extend the useful lives of the assets are capitalized.

When assets are disposed of, the applicable costs and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in current operations. Rates of depreciation and amortization are based on the following estimated useful lives:

Furniture and equipment                     Three to seven years

Leasehold improvements                     Lesser of the lease term or estimated useful life

Securities Sold Under Agreements to Repurchase

Transactions involving sales of securities under agreements to repurchase are recorded at their contractual amounts plus accrued interest and are accounted for as collateralized financings. As of December 31, 2004, the Company had pledged residual interests in a securitization, which were valued at $18,250,000, in order to secure borrowings of $3,970,000. The borrowings carry an interest rate of 1-month LIBOR plus 1.75% and were repaid in February 2005. At December 31, 2004, the 1-month LIBOR rate was 2.40%.

The Company continues to report assets it has pledged as collateral in secured borrowings, as the secured party does not have the right to sell or repledge the assets.

Derivative Instruments

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets and certain mortgage loans held for sale, the Company uses derivative financial instruments such as Eurodollar futures contracts. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market, and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. The derivative financial instruments and any related margin accounts are reported on the consolidated balance sheets at their fair value. Changes in the fair value of derivative instruments are reported as a component of gain on sale of loans. At December 31, 2004, the Company held short positions in Eurodollar futures contracts with a notional balance of $972,088,000 maturing in various amounts through June 2009. During 2004, the Company recorded $5,876,000 in market adjustments, which was recorded as a reduction in gain on sale of loans. At December 31, 2004, the fair value of the contracts was a liability of $5,942,000 against which the Company was required by the counterparty to maintain a margin deposit of $8,451,000. As the counterparty and the Company have a right of offset, the net margin deposit of $2,509,000 is included as prepaid expenses and other assets.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Expense

The Company’s policy is to charge advertising costs to expense when incurred.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretation. As such, the Company recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Had the estimated fair value of the options granted during the period been included in compensation expense following the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, the Company’s net earnings would have been as follows:

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net income (loss):
As reported	$28,276	$11,247	$1,659
Compensation expense, net of tax	(355)	(55)	—

Pro forma	$27,921	$11,192	$1,659

Income per share:
Basic, as reported	$1.15	$0.47	$0.07
Basic, pro forma	$1.14	$0.47	$0.07
Diluted, as reported	$0.66	$0.30	$0.05
Diluted, pro forma	$0.65	$0.30	$0.05

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate at the date of grant which ranged from 3.55% to 4.76%; and expected life of 5 years.

Earnings Per Share

Basic earnings per share is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

Earnings per share has been calculated at December 31, 2004, 2003, and 2002 based upon the outstanding shares and dilutive shares for the Company converted at 1.183 shares of ECC Capital Corporation common stock for 1 share of Encore Credit Corp. share of common stock. All share amounts presented in the consolidated financial statements have been converted for all dates presented.

At December 31, 2003, stock options outstanding to purchase 666,073, and 2,957,695 shares of common stock, at an exercise price of $0.51 – $0.85, and $1.14, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the estimated value of common shares during those periods and, therefore, the effect would be antidilutive. At December 31, 2004 and 2002 there were no stock options excluded from the computation of diluted earnings per share. At December 31, 2004, 2003 and 2002 there were no stock warrants excluded from the computation of diluted earnings per share.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share were calculated as follows:

(in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Basic earnings and diluted earnings	$28,276	$11,247	$1,659

Weighted average number of shares issued	24,493	23,691	23,691
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	5,045	1,167	15
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	1,385	570	370
Dilutive effect on assumed conversion of preferred stock outstanding	12,131	12,131	12,131

Diluted shares	43,054	37,559	36,207

Earnings per share:
Basic	$1.15	$0.47	$0.07
Diluted	$0.66	$0.30	$0.05

Concentrations of Credit Risk

The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times, cash balances may be in excess of the amounts insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company originates approximately fifty seven percent of its mortgage loans in the State of California. The concentration of mortgage loans originated in California increases the risk that any adverse economic, regulatory or other developments that may occur in California may adversely affect the Company’s results of operations or financial condition.

The Company sells approximately thirty nine percent and thirty three percent of its loans to its two largest investors. The Company believes it is not exposed to significant risk due to its ability to sell loans to other investors. However, if one or both of these investors stopped purchasing loans, the Company’s profit may be adversely affected.

The Company originates real estate loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. A change in underlying economic conditions of the real estate market could have an adverse impact on the Company’s operations. The primary market risk facing the Company is interest rate risk. The Company utilizes various financial instruments, including forward sales contracts, to manage the interest rate risk related specifically to its mortgage loan inventory. The overall objective of the Company’s interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by Statement of Financial Accounting Standards No. 149 (“SFAS 149”). SFAS 149 requires that the entity that makes the mortgage loan commitment record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB 105 is effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB 105 permits registrants to continue to use previously applied accounting policies to commitments entered into on or before March 31, 2004.

The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks. Thus, the adoption of SAB 105 did not have a material effect on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees and revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires equity instruments to be accounted for at fair value on the date of grant and for costs to be recognized over the period in which goods or services are received. In addition, SFAS 123(R) requires liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of equity instruments to be measured at fair value on the date of grant and to be remeasured each reporting period with changes in fair value being recognized during that period. SFAS 123(R) is effective for the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company believes that adoption of SFAS 123(R) will not have a material impact on our current financial statements. However, in future periods, income is expected to be negatively impacted due to accounting for stock options at fair value instead of intrinsic value, which is the method the Company currently uses. Had the Company accounted for stock options at fair value, income would have been reduced by $386,000, $55,000, and $0 for the years ended December 31, 2004, 2003, and 2002.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), Exchanges of Monetary Assets, which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 153 is not expected to have any impact on our results of operations or our financial position.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the December 31, 2004 presentation.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - LOANS HELD FOR SALE

Mortgage loans held for sale consisted of the following:

	December 31,
	2004	2003
		(in thousands)
Mortgage loans held for sale	$901,063	$585,845
Net deferred origination costs	12,302	8,665

Loans, net	$913,365	$594,510

Gain on sale of loans was comprised of the following components for the year ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(in thousands)
Gain from whole-loan sales	$288,811	$131,634	$36,564
Provision for repurchases	(10,230)	(2,848)	(500)
Non-refundable loan fees, net	41	93	16
Lower of cost or market adjustment for loans held for sale	(960)	(1,547)	(300)

Deferred origination costs	(134,642)	(62,922)	(4,795)
Fair value adjustment of residual interest	(1,650)	—	—
Derivative loss	(5,876)	—	—

Gain on sale of loans, net	$135,494	$64,410	$30,985

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RESIDUAL INTEREST

The following table summarizes activity in residual interests (in thousands):

Balance, December 31, 2002	$—
Residual interest from securitization	1,150
Mark-to-market adjustment	52
Accretion of residual interest	332
Unrealized gain	62

Balance, December 31, 2003	1,596
Residual interests from securitization	30,028
Mark-to-market adjustment	(1,650)
Residual interest from shared execution	772
Accretion of residual interests	3,340
Cash received from residual interests	(13,207)
Cash received from shared execution	(182)
Unrealized gain	68
Sale of residual interest from shared execution	(509)
Loss on sale of residual from shared execution	(89)

Balance, December 31, 2004	$20,167

Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. Additionally, the counterparty to the shared execution agreement does not have recourse against the other assets of the Company. The value of the Company’s residual interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

The Company uses certain assumptions and estimates to determine the fair value allocated to the residual interests at the time of initial sale and each subsequent reporting date in accordance with SFAS 140. These assumptions and estimates include projections concerning the various rate indices applicable to the Company’s loans and the pass-through rate paid to bondholders, credit loss experience, prepayments rates, and a discount rate commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected.

For the securitization transaction completed in 2003, the fair value assigned to the residual interests at the date of securitization was $1,202,000. Key economic assumptions used to measure the residual interest at this date were as follows: prepayment curves which resulted in a weighted average life of 2.21 years; a weighted average static pool loss of 3.00%; a discount rate of 33.00%; and the actual LIBOR forward curve at the time of the securitization. At the date of the securitization, the Company recorded a $7.0 million gain on sale of loans in accordance with SFAS 140.

For the securitization transaction completed in June 2004, the fair value assigned to the residual interests at the date of securitization was $18,010,000. Key economic assumptions used to measure the residual interest at this date were as follows: prepayment curves which resulted in a weighted average life of 2.85 years; a weighted average static pool loss of 3.75%; a discount rate of 18.00%; and the actual LIBOR forward curve at the time of the securitization. At the date of the securitization, the Company recorded a $22.1 million gain on sale of loans in accordance with SFAS 140.

For the securitization transaction completed in July 2004, the fair value assigned to the residual interests at the date of securitization was $13,556,000. Key economic assumptions used to measure the residual interest at this date were as follows: prepayment curves which resulted in a weighted average life of 4.53 years; a weighted average static pool loss of 3.75%; a discount rate of 18.00%; and the actual LIBOR forward curve at the time of the securitization. At the date of the securitization, the Company recorded a $25.3 million gain on sale of loans in accordance with SFAS 140.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the shared execution transaction completed in 2004, the fair value assigned to the residual interests at the date of the transaction was $772,000. Key economic assumptions used to measure the residual interest at this date were as follows: prepayment curves which resulted in a weighted average life of 3.59 years; a weighted average static pool loss of 4.16%; a discount rate of 12.50%; and the actual LIBOR forward curve at the time of the securitization. As part of the RFC termination agreement discussed in Note H, the Company sold the remaining residual interest from the shared execution to RFC for $509,000 and recorded a loss on the sale of $89,000. The loss was calculated by taking the original fair value of $772,000 plus interest accretion of $8,000, less cash receipts of $182,000, less cash received from the sale of $509,000 to compute the loss of $89,000.

As of December 31, 2004 and 2003, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations and in the shared execution to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table:

	December 31,
	2004	2003
	(in thousands)
Carrying value/fair value of residual interests	$20,167	$1,596

Assumed weighted average life in years	2.92	2.23
Decline in fair value with 10% adverse change	$471	$227
Decline in fair value with 20% adverse change	$1,184	$421

Assumed cumulative pool losses	3.17%	3.00%
Decline in fair value with 10% adverse change	$1,297	$75
Decline in fair value with 20% adverse change	$2,336	$136

Assumed discount rate	19.60%	33.00%
Decline in fair value with 10% adverse change	$808	$106
Decline in fair value with 20% adverse change	$1,573	$204

Interest rate assumptions	1-month LIBOR	1-month LIBOR
Decline in fair value with 10% adverse change	$3,250	$285
Decline in fair value with 20% adverse change	$6,130	$464

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption when, in reality, changes in one factor may result in changes in another (for example, increases in interest rates may result in lower prepayments and higher credit losses) which may magnify or counteract the sensitivities.

The table below summarizes cash flows received in connection with securitizations:

	Year Ended December 31,
	2004	2003
	(in thousands)
Cash proceeds from new securitizations	$1,097,346	$224,683
Initial deposits to OC (Over Collateral) accounts	—	(2,939)
Cash flows received from residuals	13,207	—

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes delinquencies and credit losses as of December 31, 2004 for the Company’s securitized loans and loans held for sale:

	Original principal amount of loans	Current principal amount of loans	Delinquent principal over 60 days	Inception to- date credit losses (net of recoveries)
	(in thousands)
Adjustable rate loans	$909,571	$758,251	$16,392	$264
Fixed rate loans	388,031	320,499	2,379	9

Total managed loans	$1,297,602	$1,078,750	$18,771	$273

Loans sold through securitization	$1,297,602	$1,078,750	$18,771	$273
Loans held for sale	—	—	—	—

Total managed loans	$1,297,602	$1,078,750	$18,771	$273

The following table summarizes delinquencies and credit losses as of December 31, 2003 for the Company’s securitized loans and loans held for sale:

	Original principal amount of Loans	Current principal amount of loans	Delinquent principal over 60 days	Inception to- date credit losses (net of recoveries)
	(in thousands)
Adjustable rate loans	$139,448	$115,028	$8,208	$—
Fixed rate loans	78,154	69,618	372	—

Total managed loans	$217,602	$184,646	$8,580	$—

Loans sold through securitization	$217,602	$184,646	$8,580	$—
Loans held for sale	—	—	—	—

Total managed loans	$217,602	$184,646	$8,580	$—

As discussed in note A, the loans sold through securitization in the table above have been sold by the Company to an off-balance sheet trust. The Company’s only ownership interest in the off-balance sheet trust is its residual interests in securitizations of $20,167,000 and $1,596,000 at December 31, 2004 and 2003, respectively.

NOTE D - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major classes of equipment and leasehold improvements are as follows:

	December 31,
	2004	2003
	(in thousands)
Furniture and equipment	$11,685	$5,409
Leasehold improvements	958	523

	12,643	5,932
Less accumulated depreciation and amortization	(4,203)	(1,621)

	$8,440	$4,311

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of depreciation and amortization included in operating expense was $2,640,000 and $1,272,000 for the years ended December 31, 2004 and 2003 respectively.

NOTE E - BORROWINGS

The Company has entered into warehouse line of credit, repurchase, and aggregation facilities for the funding of mortgage loans as follows:

(in thousands)
Maximum warehouse, repurchase, and aggregation facility amount	Wet funding sub-limit	Advance amount		Borrowing rate	Maturity date

		December 31,
		2004	2003
$—	$—	$—	$303,007	1.625% (2.50% for aged loans) plus one month LIBOR	November 3, 2004 (1)
400,000	60,000	235,939	129,936	1.50% plus one month LIBOR	February 28, 2005 (See Note O)
750,000	70,000	400,563	143,834	1.50% plus one month LIBOR	July 30, 2005
250,000	100,000	154,412	—	1.15% plus one month LIBOR	June 29, 2005
1,000,000	—	103,393	—	1.25% plus one month LIBOR	May 31, 2005

$2,400,000	$230,000	$894,307	$576,777

(1)	Encore Credit’s warehouse facility with RFC was terminated on September 3, 2004.

The weighted average interest rate on these facilities was 3.19% and 3.47% as of December 31, 2004 and 2003, respectively. As security for the repayment of the warehousing line of credit, the lenders have taken a security interest in the underlying mortgage loans and certain lenders have obtained personal guarantees from key stockholders. Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. As consideration for the warehouse lines of credit, the Company paid commitment fees of approximately $1,792,000 and $1,183,000 for the years ended December 31, 2004 and 2003, respectively. Interest on the warehouse lines of credit is calculated on a loan-by-loan basis and depends upon the loan type. The Company is in the process of negotiating new lines of credit.

Each of the warehouse lines requires that the Company meet certain financial covenants including minimum tangible net worth, leverage ratios, minimum liquid assets, minimum cash balances, and positive net income. These warehouse lines may also limit the Company’s ability to pay dividends. In March and November 2004 the Company determined that it was not in compliance with certain of these financial covenants. The Company received a waiver from Countrywide Warehouse Lending concerning the non-compliance with these covenants. The Company was in compliance with all covenants at December 31, 2004. Subsequent to year end, the Company determined that it was not in compliance with another financial covenant for the month of January 2005 and received a waiver from Countrywide Warehouse Lending concerning the non-compliance with the covenant.

The Company maintains a warehouse line with Countrywide Warehouse Lending that allows for a maximum borrowing amount of $300 million. In order to secure this line, the Company is required to maintain certain minimum cash balances, which have been classified as restricted cash. The cumulative amount of restricted cash under the minimum balance requirements at December 31, 2004 and 2003 was $2,250,000 and $1,125,000, respectively.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has formed a Delaware business trust as a special purpose entity (“Encore SPV I” or the “Trust”) to facilitate the financing of certain of its loans held for sale. The accounts of this special purpose entity are included in the consolidated financial statements of the Company as the structure is such that the Company retains control, as defined by SFAS 140, of the assets transferred to the entity. However, the Trust represents a separate entity from the Company and is considered to be bankruptcy remote from the Company. As such, the Company is not legally liable on the debts of the Trust, except for an amount limited to 10% of the maximum dollar amount of the Notes permitted to be issued and to obligations resulting from certain guarantees. The Company sells loans to the Trust which are financed by the Trust by issuing and selling to UBS Real Estate Securities (“UBS”) certain Notes. The Trust had assets of $406,543,000 and $148,976,000 at December 31, 2004 and 2003, respectively, in whole-loans and liabilities representing short-term debt due UBS of $400,563,000 and $143,834,000, respectively. There were no REO properties in the Trust as of December 31, 2004 and 2003.

The Company has formed a Delaware business trust as a special purpose entity (“Encore SPV III” or the “Trust”) to facilitate the financing of certain of its loans held for sale. The accounts of this special purpose entity are included in the consolidated financial statements of the Company as the structure is such that the Company retains control, as defined by SFAS 140, of the assets transferred to the entity. However, the Trust represents a separate entity from the Company and is considered to be bankruptcy remote from the Company. As such, the Company is not legally liable on the debts of the Trust. The Company sells loans to the Trust which are financed by the Trust by issuing and selling to Wachovia Bank certain Notes. The Trust had no assets or liabilities as of December 31, 2004 and 2003. However, the Company had outstanding borrowings of $103,393,000 with Wachovia Bank under a committed repurchase facility.

NOTE F - CAPITAL STOCK

Series A Preferred Stock

Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of fully paid and non-assessable shares of common stock of the Company as determined by dividing the Original Series A Issue Price by the Conversion Price in effect on the date the certificate is surrendered for conversion. The Conversion Price shall be the Original Series A Issue Price. The Series A Preferred Stock has liquidation preference of $0.50 per share, plus any declared but unpaid dividend and ranks senior to the Company’s common stock.

The holders of Series A Preferred Stock are entitled to receive, if and when declared, noncumulative, annual cash dividends at a rate of $0.001 per share, per annum.

Series B Preferred Stock

Each share of Series B Preferred Stock is convertible, at the option of the holder, into such number of fully paid and non-assessable shares of common stock of the Company as determined by dividing the Original Series B Issue Price by the Conversion Price in effect on the date the certificate is surrendered for conversion. The Conversion Price shall be the Original Series B Issue Price. The Series B Preferred Stock has a liquidation preference of $0.50 per share, plus any declared but unpaid dividend and ranks senior to the Company’s common stock and Series A Preferred Stock.

The holders of Series B Preferred Stock are entitled to receive, if and when declared, noncumulative, annual cash dividends at a rate of $0.001 per share, per annum.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INCOME TAXES

The components of the income tax provision are as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Current:
Federal provision	$25,933	$7,617	$3,343
State provision	7,674	2,539	787

	33,607	10,156	4,130

Deferred:
Federal provision (benefit)	(10,492)	(1,324)	(1,134)
State provision (benefit)	(2,827)	(395)	(227)

	(13,319)	(1,719)	(1,361)

Total income tax expense	$20,288	$8,437	$2,769

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Mark to market on loans held for sale	$5,012	$1,399
Accruals and other reserves	4,283	2,230
Deferred compensation	2,509	—
Residual interests	5,136	—
Other	401	521

Total deferred tax assets	17,341	4,150

Deferred tax liabilities:
Depreciation and amortization	940	1,068
Other	55	26

Total deferred tax liabilities	995	1,094

Net deferred tax asset	$16,346	$3,056

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate are as follows:

	Year ended December 31,
	2004	2003	2002
Federal tax based on statutory rate	35.0%	35.0%	34.0%
State tax, net of federal benefit	6.3	7.0	7.0
Permanent differences and other	0.5	0.9	1.0
Change in tax classification status (from S-Corp to C-Corp)	—	—	20.5

	41.8%	42.9%	62.5%

Through December 31, 2004 Encore Credit is subject to tax as a C Corp. Federal and state income taxes are payable on its current earnings. ECC Capital will elect to be taxed as a REIT commencing with its taxable year ending December 31, 2005. As a REIT, ECC Capital will not be subject to tax on earnings it distributes to its shareholders as long as it distributes at least 90% of its taxable earnings to its shareholders each year and satisfies certain other qualifying tests. Encore Credit, as a wholly-owned subsidiary of ECC Capital, will be treated as a taxable REIT subsidiary under the tax law (“TRS”). As a TRS, Encore Credit will be subject to federal and state taxes on its income. Depending on the allocation of income between ECC Capital and Encore Credit and any other taxable REIT subsidiaries it owns, the effective tax rate in future years may be different from amounts historically reported.

NOTE H - TRANSACTIONS WITH RESIDENTIAL FUNDING CORPORATION

In April 2004, Encore Credit and Residential Funding Corporation (“RFC”) executed a series of agreements which included a warehousing agreement, revolving subordinated debt agreement, loan sale commitment agreement, a shared execution mortgage loan purchase agreement whereby Encore Credit agreed to sell to RFC certain residential mortgage loans, a securities purchase agreement and a letter agreement which provided Encore Credit with the ability to declare a “short-term event.” The warehouse and revolving subordinated debt agreements were to mature in March 2007.

Pursuant to the securities purchase agreement, on April 6, 2004, RFC purchased 3,549,234 shares of Encore Credit’s Series C Redeemable Preferred Stock for $3,000,000 and Encore Credit issued RFC a warrant covering the purchase of up to an aggregate of 7,170,883 shares of Encore Credit’s common stock for an aggregate exercise price of $3,000,000. The fair value of the warrants, estimated at $12,221,000, was recorded as a discount to the RFC warehouse line and an increase in additional paid-in capital on the balance sheet. The fair value of the warrants was determined using the Black-Scholes model using the following assumptions on the date of the grant: expected life, 10 years; risk-free interest rate, 3.95%, volatility, 0%, dividend yield, 0%. In addition, on April 6, 2004, Encore Credit and RFC entered into a registration rights agreement and pursuant to the subordinated debt agreement, Encore borrowed $2,000,000 from RFC.

Under the short-term event letter agreement, if Encore Credit declared a “short-term event,” it would be obligated to redeem all of its equity securities issued to RFC in return for a payment in an amount equal to the liquidation preference of the preferred stock, the issuance to RFC of a replacement warrant to purchase shares of Encore Credit’s common stock (the number of shares subject to which would represent at least 3% of Encore Credit’s common stock outstanding) and a contingent redemption payment of at least $10 million.

RFC also entered into an agreement with the Company and its Chairman and Co-CEO (who is also the Company’s majority shareholder) under which the Chairman and Co-CEO guaranteed all of the Company’s obligations under the warehouse agreement. The Company granted the Chairman and Co-CEO a warrant exercisable only if the Company declared a short-term event under the short-term event letter agreement. Upon declaration of a short-term event, the Chairman and Co-CEO was required to exercise the warrant to the extent of an aggregate exercise price equal to at least 50% of the cash payable by the Company to RFC under the short-term letter agreement. The number of shares subject to the warrant was not fixed, but a function of the number of shares covered by the replacement warrant received by RFC under the terms of the short-term letter agreement.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 29, 2004, Encore transferred $25.5 million in loans to RFC under the shared execution agreement and recognized a residual interest equal to the present value of future cash flows derived from the excess coupon rate on the loans over the required index rate established by RFC. The Company recognized this transaction as a whole loan sale on a service released basis in accordance with SFAS 140, as the Company did not retain control other than a beneficial interest. The Company recorded a residual interest valued of $772,000 at the date of sale. RFC advanced the Company $645,000 which was secured by the residual interest.

On June 22, 2004, the Company repaid $2,000,000 outstanding under the subordinated debt agreement. On June 24, 2004, the Company declared a short-term event. On August 6, 2004, Encore Credit and RFC agreed to terminate all agreements. The termination agreement provided for the following:

•	The Company agreed to pay RFC $7,500,000 in full satisfaction of the Company’s obligations under the short-term event letter agreement and the agreement was terminated. The amount of the payment made by the Company was separately negotiated as part of the termination agreement. The Company was not required to make the contingent redemption payment nor issue a replacement warrant as contemplated by the short-term event letter agreement.

•	RFC agreed to continue to fund advances under the warehouse agreement until September 3, 2004. The maturity date of the warehouse agreement was accelerated to November 5, 2004. The Company agreed to immediately repay $592,000 of principal and interest due under the term loan provisions of the warehouse agreement. On November 15, 2004 all remaining amounts due under the warehouse agreement were repaid to RFC.

•	The subordinated debt agreement was terminated.

•	The Company’s Chairman and Co-CEO was released from his guarantee to RFC of the Company’s obligations under the warehouse agreement. On August 9, 2004, he exercised a warrant to purchase 1,912,236 shares of Encore Credit common stock for an aggregate exercise price of $2,000,000. This warrant grant resulted in a charge to earnings of approximately $2.9 million for the year ended December 31, 2004.

•	The loan sale commitment and shared execution agreements were terminated.

•	RFC returned to the Company and relinquished all rights associated with the Series C preferred stock and warrants, and the securities purchase agreement was terminated. The Company agreed to pay $3,048,000 to RFC (representing the liquidation preference of $3,000,000 plus $48,000 in declared but unpaid dividends) to redeem the 3,549,234 shares of Series C preferred stock held by RFC.

On August 9, 2004, Encore Credit paid all amounts due to RFC pursuant to the termination agreement. In addition, RFC acquired the Company’s residual interest in the whole-loan sale in settlement of advances secured by the residual interest. The Company recorded a loss of $89,000 on the sale of the residual interest.

The provisions of the termination agreement replaced the terms of the short-term letter agreement. The termination agreement was intended by the Company to unwind the various agreements and all business relationships with RFC. The payment of $7,500,000 made by the Company to RFC was the cost to the Company of terminating the relationship with RFC and it has been accounted for as contract termination expense for the year ended December 31, 2004. The warrants were returned to the Company as part of the termination agreement. As the initial agreements with RFC were unwound shortly after they were executed, upon entering into the termination agreement the Company reversed the recording of the warrant issuance by reversing the debt discount recorded on the RFC warehouse line of $11,203,000, debt discount amortization expense recorded through the date of the termination agreement of $1,018,000 and additional paid-in-capital recorded upon issuance of the warrants of $12,221,000.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan that covers substantially all full-time and part-time employees. Participants may contribute up to $13,000, with discretionary Company matching. Participants vest 100% immediately in employee contributions and 20% per year over five years in employer contributions. The Company did not make any contributions to the employee benefit plan during the years ended December 31, 2004, 2003 and 2002.

In December 2003, the Company established a nonqualified deferred compensation plan entitled, “The Executive Nonqualified Excess Plan,” covering key managerial employees. This plan allows the deferral of up to 80% of the participant’s compensation into the plan, and allows the Company to match or make profit sharing credits to the plan at the sole discretion of management. Participants are immediately 100% vested in both compensation deferrals and Company contributions, and are able to receive payments from the Plan after the completion of 5 years of service. As of December 31, 2003, management had approved a $2.5 million contribution to the Plan which was classified as an accrued expense as of December 31, 2003. During the year ended December 31, 2004, management approved additional contributions totaling $1.7 million. Participants of the nonqualified deferred compensation plan are able to designate investment options for their individual accounts. Although the Company is not required to directly invest in the options elected by the participants, the Company is liable to participants for the value of those investments. Accordingly, the deferred compensation liability is adjusted to reflect the Company’s obligation to participants based upon the performance of their investment options. As of December 31, 2004, the Company’s deferred compensation liability was $6,065,000.

The Company has purchased a Corporate Owned Life Insurance policy (or “COLI”) to cover the participants of the plan. The Company is the principal beneficiary of the life insurance plan and participants are permitted to designate a beneficiary for a portion of the benefits. The cash surrender value of the plan at December 31, 2004 was $5,756,000 and is included in prepaid expenses and other assets. At December 31, 2004, the Company has borrowed $5,138,000 against their cash value in the plan, which is reflected in accounts payable and accrued expenses. This loan was repaid in February 2005.

NOTE J - STOCK OPTIONS

On October 19, 2001, the Board of Directors approved the 2001 Stock Option Plan (the “Plan”), which is an incentive qualified and nonqualified stock option plan for employees and a nonqualified plan for non-employees. The Company issued stock options with immediate vesting and stock options that vest over a period of 5 years. Options that vest over 5 years are vested 20% after the first anniversary of the date of grant and, thereafter, monthly in part or in whole so as to be fully vested 5 years from the date of grant and expire 5 years from that date. According to the Plan, the exercise price at the date of grant will be determined by a minimum percentage of the fair market value, specific for each type of grant, at that date.

Stock option activity under the Plan is summarized as follows:

	Number of shares	Weighted average exercise price
Balance at January 1, 2002	—	—
Granted	29,577	$0.42
Exercised	—	—
Canceled	—	—

Balance at December 31, 2002	29,577	$0.42
Granted	5,079,546	$0.86
Exercised	—	—
Canceled	—	—

Balance at December 31, 2003	5,109,123	$0.86
Granted	799,761	$2.57
Exercised	(108,844)	$0.46
Canceled	(121,620)	$0.43

Balance at December 31, 2004	5,678,420	$1.12

Options exercisable at December 31, 2004	4,128,587	$1.14

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2004, there were 799,761 stock options issued with an exercise price greater than fair market value. The weighted average exercise price on these stock options was $2.57 and the weighted average fair value was $2.37. During 2003, there were 325,938 stock options issued at fair value and the weighted average exercise price of these stock options was $0.54. There were 1,466,904 stock options issued below fair value. The weighted average exercise price on these stock options was $0.43 and the weighted average fair value was $0.51. There were 3,176,565 stock options issued with an exercise price greater than fair value. The weighted average exercise price on these stock options was $1.11 and the weighted average fair value was $1.00. During 2002, all stock options were issued with an exercise price equal to the fair value of the stock.

At December 31, 2004 and 2003, the range of exercise prices, the number outstanding, weighted average remaining term and weighted average exercise price of options outstanding and the number exercisable, and weighted average price of options currently exercisable are as follows:

	December 31, 2004
	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.42-0.63	1,873,049	6.92	$0.46	796,448	$0.48
0.85-1.14	3,005,610	8.72	1.14	2,965,385	1.14
2.54-3.38	799,761	9.47	2.57	366,754	2.54

$0.42-3.38	5,678,420	8.24	$1.12	4,128,587	$1.14

	December 31, 2003
	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.42-0.63	2,101,147	9.23	$0.46	535,934	$0.51
0.85-1.14	3,007,976	9.72	1.14	2,957,695	1.14

$0.42-1.14	5,109,123	9.53	$0.86	3,493,629	$1.05

The following table presents the issuances of stock options during the 12 months prior to December 31, 2004, including the date of grant, the number of shares issued, the exercise price, the fair value of the Company’s common stock at the date of grant, and the value of in-the-money stock options as of December 31, 2004. The intrinsic value of the options was $0 at each grant date, as the fair value of the Company’s common stock exceeded the value of the stock options issued.

Date of Grant	Options Issued	Exercise Price	Fair value of common stock at date of grant	Value of unexercised in-the-money options at December 31, 2004
4/12/04	88,731	$2.54	$1.99	$422,360
6/15/04	41,408	2.54	1.99	197,102
6/28/04	628,214	2.54	2.43	2,713,884
7/26/04	29,577	3.38	2.43	127,773
8/03/04	11,831	2.54	2.43	51,110

	799,761			$3,512,229

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES

Loan Funding Commitments

Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had commitments to fund loans of approximately $251 million and $213 million at December 31, 2004 and 2003, respectively.

Loan Sale Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee. The Company had outstanding commitments to sell loans of $406 million and $100 million to whole loan investors at December 31, 2004 and 2003, respectively. Historically, the Company has fulfilled all commitments to sell loans. These commitments are not considered derivative instruments as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as these commitments do not contain a net settlement provision, nor do the non-delivery fees fluctuate with the overall change in value of loans during the commitment period.

Lease Commitments

The Company leases and co-leases office space under noncancelable operating leases, which expire at various dates through 2010. Certain leases contain provisions for the rental fee to escalate over the term of the lease, in which case the rental expense is recognized on a straight line basis. Certain leases contain renewal options, which are not considered future commitments, as the Company is not obligated to renew the leases. Total rent expense related to these leases amounted to approximately $5,353,000, $2,704,000, and $936,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Future minimum rental commitments under all noncancelable operating leases at December 31, 2004 were as follows:

Year ending December 31,	Rental Commitments	Co-lease Payments	Net
	(in thousands)
2005	$6,789	$(108)	$6,681
2006	5,600	—	5,600
2007	4,596	—	4,596
2008	3,560	—	3,560
2009	3,279	—	3,279
Thereafter	2,521	—	2,521

	$26,345	$(108)	$26,237

The Company leases equipment under noncancelable capital leases, which contain bargain purchase options and expire at various dates through 2009. Future minimum rental commitments under all noncancelable capital leases at December 31, 2004 were as follows:

Year ending December 31,	Rental Commitments
(in thousands)
2005	$1,480
2006	1,278
2007	733
2008	69
2009	40

Total future minimum payments	3,600
Less amounts representing interest	(452)

$3,148

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and accumulated depreciation of equipment recorded under capital leases were $3,270,000 and $661,000, respectively, as of December 31, 2004 and $282,000 and $19,000, respectively, as of December 31, 2003.

Litigation

Encore Credit has been involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In our opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

NOTE L - TRANSACTIONS WITH AFFILIATES AND RELATED PARTY

Sprint Funding Corporation (“Sprint”) has common principal owners and officers with the Company and shares common facilities. Sprint paid the Company approximately $102,000, $112,000 and $120,000 for office space that was co-leased during the years ended December 31, 2004, 2003, and 2002, respectively. The Company also received approximately $41,000, $101,000 and $90,000 for accounting and information technology services that were provided to Sprint during the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company paid approximately $525,000, $1,180,000 and $750,000 in fees related to the purchase of loans from Sprint during the years ended December 31, 2004, 2003 and 2002, respectively.

During 2002, the Company entered into a note agreement with Sprint, in which the Company lent $150,000 to Sprint. Sprint repaid $154,000 during the year ended December 31, 2003, representing outstanding principal and interest.

The Company issued two Subordinated Notes, totaling $1,000,000, to a shareholder. Interest on the notes is at 10% per annum. Interest on these notes is payable on the last day of each month until maturity. The Company repaid the notes during the period ended December 31, 2004. In connection with the Subordinated Notes, the Company entered into two warrant agreements on May 31, 2002 and November 26, 2002 with a shareholder, pursuant to which the shareholder was granted warrants to acquire 739,424 shares under each agreement (1,478,848 in total) of the Company’s common stock at $0.63 per share, all of which warrants were outstanding at December 31, 2004. The fair value of the warrants was determined using the Black-Scholes model using the following assumptions on the date of the grant: expected life, 4 years; risk-free interest rate, 3.64%, volatility, 50%, dividend yield, 0%. The resulting fair value of $400,000 was recorded as a discount to the Subordinated Notes and an increase in additional paid-in capital (common stock warrants) on the balance sheet. During the years ended December 31, 2004 and 2003, $105,000 and $255,000, respectively, of the discount was amortized as additional interest expense. As of December 31, 2004, the entire discount had been amortized to interest expense.

The Co-Chief Executive Officer and Chairman’s spouse has been employed by Encore Credit as an account executive since April 2002. She was paid approximately $546,000 in 2002, $712,800 in 2003 and $475,200 in 2004 in total compensation pursuant to Encore Credit’s stated compensation structure for account executives.

The Co-Chief Executive Officer and President’s spouse has been employed by Encore Credit as an account executive since May 2002. She was paid approximately $1.1 million in 2002, $2.8 million in 2003 and $2.9 million in 2004 pursuant to Encore Credit’s stated compensation structure for account executives.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments are as follows:

	(in thousands)
	Carrying amount		Estimated fair value
	December 31,		December 31,
	2004	2003	2004	2003
Financial assets
Cash and cash equivalents	$22,023	$5,483	$22,023	$5,483
Restricted cash	2,250	1,125	2,250	1,125
Residual interests in securitization	1,917	1,596	1,917	1,596
Residual interests in securitization, pledged as collateral	18,250	—	18,250	—
Mortgage loans held for sale, net	913,365	594,510	924,761	606,399
Receivables from loan sales	10,379	5,533	10,379	5,533

Financial liabilities
Accounts payable and accrued expenses	40,131	16,382	40,131	16,382
Warehouse lines of credit	894,307	576,777	894,307	576,777
Subordinated debt to shareholder, net	—	895	—	895
Securities sold under agreements to repurchase	3,970	—	3,970	—

The estimated fair value amounts of the Company’s financial instruments have been determined using available market information and valuation methods that the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The following describes the methods and assumptions used in estimating fair values:

•	Cash and cash equivalents: The carrying amounts represent fair value.

•	Restricted cash: The carrying amounts represent fair value.

•	Receivables from loan sales: The carrying amounts represent fair value.

•	Mortgage loans held for sale, net: The fair value of loans held for sale is derived primarily from quoted market prices for loans with similar coupons, maturities and credit quality and also takes into account the value to be received under the Company’s current forward loan sale commitments.

•	Residual interests in securitizations: The carrying amount represents the present value of estimated future cash flows.

•	Warehouse line of credit: The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the draw date of the instrument and its expected repayment date, and because the lines of credit bear variable rates of interest.

•	Accounts payable and accrued expenses: The carrying amounts represent fair value.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

•	Subordinated debt to shareholder: The carrying amount is a reasonable estimate of fair value, as rates currently available to the Company for debt with similar terms and remaining maturities are not significantly different from those of the subordinated debt.

•	Securities sold under agreements to repurchase: The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the sale date and the repurchase date.

•	Off-balance sheet commitments: The Company assigns no fair value to its off-balance sheet commitments to fund loans and to sell loans because there are no interest rate lock commitments, the Company does not charge or pay fees for these commitments and because there is currently no other reliable method available to the Company for valuing these commitments.

NOTE N - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The entities reported below are of the Company and its wholly-owned subsidiaries for which separate financial information is available and for which net revenues and net operating income amounts are evaluated regularly by management in assessing performance.

Balance Sheet information as of December 31, 2004 (in thousands):

	Encore Credit Corp.	ECC Capital Corp.	Bravo Credit Corp.	Encore Credit Corp. of MN	Eliminations	Consolidated
Cash and cash equivalents	$20,260	$760	$715	$288	$—	$22,023
Loans held for sale	913,365	—	—	—	—	913,365
Other assets	74,811	—	147	—	(2,800)	72,158

Total assets	$1,008,436	$760	$862	$288	$(2,800)	$1,007,546

Warehouse line	$894,307	$—	$—	$—	$—	$894,307
Other liabilities	60,135	(101)	(177)	—	433	60,290

Total liabilities	954,442	(101)	(177)	—	433	954,597
Total stockholders’ equity	53,994	861	1,039	288	(3,233)	52,949

Total liabilities and stockholders’ equity	$1,008,436	$760	$862	$288	$(2,800)	$1,007,546

There is no information available as of December 31, 2003 and 2002, as ECC Capital Corporation, Bravo Credit Corporation, and Encore Credit Corporation of Minnesota were formed in 2004.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income information for the year ended December 31, 2004 (in thousands):

	Encore Credit Corp.	ECC Capital Corp.	Bravo Credit Corp.	Encore Credit Corp. of MN	Eliminations	Consolidated
Gain on sale of loans, net	$135,494	$—	$—	$—	$—	$135,494
Net interest income	27,848	—	(5)	—	—	27,843
Expenses	113,734	240	787	12	—	114,773
Provision for income taxes	20,258	(101)	(302)	—	433	20,288

Net income	$29,350	$(139)	$(490)	$(12)	$(433)	$28,276

There is no information available for the year ended December 31, 2003 and 2002, as ECC Capital Corporation, Bravo Credit Corporation, and Encore Credit Corporation of Minnesota were formed in 2004.

NOTE O - SUBSEQUENT EVENTS

On February 23, 2005, the Company amended its warehouse line agreement that was scheduled to mature on February 28, 2005. The terms of the amended agreement are the same as the previous agreement except the maturity date has been changed to April 30, 2005; there are certain restrictions in regards to loans allocated to securitizations; and a “credit off” feature has been added, which provides for additional borrowings in excess of the $300 million warehouse limit. The credit off feature allows the Company to borrow $1.1 billion through the settlement date of the securitization discussed below, and $300 million thereafter.

On March 18, 2005, ECC Capital completed a securitization of mortgage loans through the sale of $1.6 billion of notes backed by a pool of fixed and adjustable rate, subprime mortgage loans secured by first liens on one-to-four family residential properties. The notes, which will be characterized as debt for both tax and financial reporting purposes by ECC Capital, will represent non-recourse obligations of Encore Credit Receivables Trust 2005-1, a Delaware statutory trust and special purpose entity to be consolidated by ECC Capital.

ENCORE CREDIT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following tables set forth a summary of our consolidated results on a quarterly basis for the years ended December 31, 2004 and 2003. The information for each of these quarters is unaudited and, in our opinion, has been prepared on a basis consistent with our audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments we considered necessary for a fair presentation of this information when read in conjunction with our consolidated financial statements and related notes. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share data)
Gain on sale of loans	$26,352	$38,283	$48,127	$22,732
Net interest income	5,097	5,035	7,753	9,958
Net income	6,542	12,140	8,461	1,134
Earnings per share:
Basic	$0.28	$0.51	$0.34	$0.04
Diluted	$0.16	$0.26	$0.20	$0.03

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Gain on sale of loans	$9,324	$15,347	$20,671	$19,068
Net interest income	3,977	1,988	2,844	6,091
Net income	2,129	2,735	5,905	478
Earnings per share:
Basic	$0.09	$0.12	$0.25	$0.02
Diluted	$0.06	$0.08	$0.16	$0.01

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

3.2	Articles of Amendment and Restatement.

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

3.4	Amended and Restated Bylaws.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

4.2	Form of Registration Rights Agreement by and between Registrant, Friedman, Billings, Ramsey Group, Inc. and Milestone Advisors LLC (incorporated by reference to Exhibit 10.49 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253).

10.1	Amended and Restated Master Repurchase Agreement, dated as of February 18, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and IXIS Real Estate Capital Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 25, 2005).

10.2	Revolving Credit and Security Agreement, dated as of May 13, 2002, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

(a) Amendment No. 2 to Revolving Credit and Security Agreement, dated as of December 13, 2002, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

(b) Amendment No. 3 to Revolving Credit and Security Agreement, dated as of March 1, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

(c) Amendment No. 4 to Revolving Credit and Security Agreement, dated as of April 2, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

(d) Amendment No. 5 to Revolving Credit and Security, dated as of July 30, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

(e) Amendment No. 6 to Revolving Credit and Security, dated as of August 25, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

10.3	Commitment Letter, dated as of May 13, 2002, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

(a) Amendment No. 1 to Commitment Letter, dated as of April 10, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(b)	Amendment No. 2 to Commitment Letter, dated as of July 25, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(c)	Amendment No. 3 to Commitment Letter, dated as of September 12, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 4 to Commitment Letter, dated as of August 20, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

10.4	Renewal of Commitment Letter, dated as of November 14, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(a)	Amendment No. 1 to Renewal of Commitment Letter, dated as of March 15, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(b)	Amendment No. 2 to Renewal of Commitment Letter, dated as of May 21, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(c)	Amendment No. 3 to Renewal of Commitment Letter, dated as of July 30, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 4 to Renewal of Commitment Letter, dated as of August 25, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(e)	Amendment No. 5 to Renewal of Commitment Letter, dated as of November 5, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(f)	Amendment No. 6 to Renewal of Commitment Letter, dated as of November 5, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(g)	Amendment No. 7 to Renewal of Commitment Letter, dated as of December 7, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(h)	Amendment No. 8 to Renewal of Commitment Letter, dated as of December 20, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(i)	Amendment No. 9 to Renewal of Commitment Letter, dated as of December 30, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

(j) Amendment No. 10 to Renewal of Commitment Letter, dated as of February 23, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 25, 2005).

10.5	Mortgage Loan Purchase Agreement, dated as of June 20, 2003, by and between Encore Credit Corp. and Countrywide Home Loans, Inc. (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

10.6	Amended and Restated Committed Note Purchase and Security Agreement, dated as of December 3, 2004, by and among Encore SPV I, UBS Real Estate Securities Inc., as Purchaser, each Noteholder and UBS Real Estate Securities Inc., as agent (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.7	Master Asset Purchase Agreement, dated as of May 1, 2004, by and between Encore Credit Corp. and UBS Real Estate Securities Inc. (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.8	Loan Purchase Agreement, dated as of August 1, 2002, by and between Encore Credit Corp. and Encore SPV I (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

(a) Amendment No. 1 to Loan Purchase Agreement, dated as of July 30, 2004, by and between Encore Credit Corp. and Encore SPV I (incorporated by reference to Exhibit 10.30 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 118253).

(b) Omnibus Amendment No. 1 to the Note Purchase Agreement and Amendment No. 2 to the Loan Purchase Agreement, dated as of January 18, 2005, by and among Encore SPV I, Encore Credit Corp., Bravo Credit Corporation, Registrant, Deutsche Bank National Trust Company and UBS Real Estate Securities Inc. (incorporated by reference to Exhibit 10.31 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

10.9	Securities Purchase Agreement, dated as of September 1, 2004, by and among Encore SPV Trust III, Encore Credit Corp., Wachovia Bank, National Association, as the initial note purchaser, Everen Capital Corporation and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.10	Master Mortgage Loan Sale and Contribution Agreement, dated as of September 1, 2004, by and between Encore SPV Trust III and Encore Credit Corp. (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.11	Amended and Restated Master Repurchase Agreement, dated as of March 16, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 22, 2005)

10.12	Master Repurchase Agreement, dated as of February 14, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Merrill Lynch Bank USA (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 22, 2005).

10.13	Master Repurchase Agreement, dated as of February 18, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2005).

10.14	Commercial Lease, dated as of May 5, 2003, by and between Danari Alton, LLC and Encore Credit Corp. for property located at 1833 Alton Parkway, Irvine, California (incorporated by reference to Exhibit 10.32 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.15	Form of Stock Purchase Agreement by and among Registrant, Encore Credit Corp. and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.48 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253).

10.16	Form of 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.39 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.17	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.40 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253). *

10.18	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.41 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253). *

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 25, 2005). *

10.20	Form of Employment Agreement by and between Steven G. Holder and Registrant (incorporated by reference to Exhibit 10.42 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.21	Form of Employment Agreement by and between Shahid S. Asghar and Registrant (incorporated by reference to Exhibit 10.43 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.22	Form of Employment Agreement by and between John Kohler and Registrant (incorporated by reference to Exhibit 10.44 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.23	Form of Employment Agreement by and between Roque A. Santi and Registrant (incorporated by reference to Exhibit 10.45 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.24	Form of Employment Agreement by and between Steven Szyptek and Registrant (incorporated by reference to Exhibit 10.46 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.25	Form of Employment Agreement by and between Greg Lubushkin and Registrant (incorporated by reference to Exhibit 10.47 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Management contract, compensatory plan or arrangement