Form 10-Q
period 2005-03-31
ECC Capital CORP
filed 2005-05-16
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of May 10, 2005, the Registrant had 97,734,657 shares of common stock outstanding.

ECC CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$92,117	$22,023
Restricted cash	245,940	2,250
Other receivables	10,574	10,379
Mortgage loans held for sale, net	810,766	911,784
Mortgage loans held for investment, net	1,824,192	—
Accrued mortgage loan interest	12,447	1,581
Residual interests in securitization	15,603	1,917
Residual interests in securitization, pledged as collateral	—	18,250
Prepaid expenses and other assets	30,950	14,576
Equipment and leasehold improvements, net	10,124	8,440
Deferred and prepaid tax	23,779	16,346

Total assets	$3,076,492	$1,007,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse and repurchase facilities	$898,222	$894,307
Advance on uncompleted loan sale	135,915	—
Long-term debt	1,599,317	—
Securities sold under agreements to repurchase	—	3,970
Accounts payable and accrued expenses	38,914	40,131
Income tax payable	—	16,189

Total liabilities	2,672,368	954,597
Commitments and contingencies
Stockholders’ equity
Common stock authorized, 200,000,000 shares of $0.001 par value at March 31, 2005 and December 31, 2004; issued and outstanding, 97,452,465 shares at March 31, 2005 and 37,842,733 at December 31, 2004	98	38
Additional paid in capital	369,208	12,358
Accumulated other comprehensive income	242	76
Deferred compensation related to stock options granted	(3,445)	(242)
Retained earnings	38,021	40,719

Total stockholders’ equity	404,124	52,949

Total liabilities and stockholders’ equity	$3,076,492	$1,007,546

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended March 31,
	2005	2004
	(unaudited)
Revenues
Interest income - Loans held for sale	$13,629	$10,684
Interest income - Loans held for investment	11,842	—

Total interest income	25,471	10,684
Interest expense - Loans held for sale	(7,614)	(5,587)
Interest expense - Loans held for investment	(5,689)	—

Total interest expense	(13,303)	(5,587)
Provision for loan losses - Loans held for investment	2,500	—

Net interest income, after provision for loan losses	9,668	5,097
Gain on sale of loans, net	2,123	27,304
Other income / (expense) - derivatives	10,892	(951)

Total revenues	22,683	31,450

Expenses
Salaries and related expenses	15,124	11,283
Occupancy expense	1,968	1,166
Operating expenses	11,757	6,917
Professional fees	2,863	958
Loss on disposal of assets	—	35

Total expenses	31,712	20,359

Earnings / (loss) before income taxes	(9,029)	11,091
Provision / (benefit) for income taxes	(6,331)	4,549

NET INCOME / (LOSS)	$(2,698)	$6,542

Net income / (loss) per share of common stock
Basic	$(0.04)	$0.28
Diluted	$(0.04)	$0.16

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income/ (loss)	$(2,698)	$6,542
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	979	455
Provision for loan losses	2,500	—
Change in mortgage loans held for sale	(1,726,641)	61,781
Fair value adjustment of residual interest	4,402	—
Accretion of residual interest	(717)	(216)
Compensation charge from stock options	668	5
Net increase in trading securities	(11,283)	(879)
Other	816	55
Net change in:
Other receivables	(195)	2,219
Accrued mortgage loan interest	(10,866)
Accrued interest payable	827	—
Prepaid expenses and other assets	(5,091)	(2,958)
Deferred and prepaid tax	(7,433)	(229)
Accounts payable and accrued expenses	(1,579)	9,128
Income tax payable	(16,189)	1,068

Net cash provided by / (used) in operating activities	(1,772,500)	76,971

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(2,663)	(235)
Principal payments on loans held for investment	967	—
Cash received from residual interest	996	—

Net cash provided by / (used) in investing activities	(700)	(235)
Cash flows from financing activities:
Net increase (decrease) in warehouse lines of credit	3,915	(52,276)
Advance on uncompleted loan sale	135,915	—
Proceeds from issuance of long-term debt	1,599,457	—
Principal payments on long-term debt	(967)	—
Payments of reverse repurchase agreement	(3,970)	—
Payments of capital lease obligations	(405)	(59)
Restricted cash	(243,690)	(675)
Proceeds from the exercise of stock options and stock warrants	3,075	—
Proceeds from issuance of common stock	349,964	—

Net cash provided by / (used) in financing activities	1,843,294	(53,010)

Net increase in cash and cash equivalents	70,094	23,726
Cash at beginning of the period	22,023	5,483

Cash at end of the period	$92,117	$29,209

Supplemental cash flow information:
Cash used to pay interest	$11,099	$5,986
Cash used to pay income taxes	16,007	3,710
Supplemental non-cash activity:
Fixed assets acquired through capital leases	$378	$503
Transfer of loans held for sale to held for investment	$1,827,659	—

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ORGANIZATIONAL AND ACCOUNTING POLICIES

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2005 and December 31, 2004 and the consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s 10-K for the year ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the expected results for the year ending December 31, 2005.

Formation and initial public offering

ECC Capital Corporation (the “Company”) was incorporated on April 1, 2004 in the state of Maryland. ECC Capital was formed by Encore Credit Corp. for the purpose of effecting a restructuring of Encore Credit Corp. that would facilitate an initial public offering and conversion to a real estate investment trust, or REIT. Encore Credit Corp. was formed on October 18, 2001 in the State of California and began operations in March 2002.

The Company originates subprime mortgage loans through its taxable REIT subsidiary, Encore Credit Corp., and its indirect wholly-owned subsidiary, Bravo Credit Corporation, principally using its network of brokers throughout the United States. The Company either sells loans to third parties, primarily through Encore Credit, or transfers loans to a wholly-owned bankruptcy remote subsidiary which finances such loans through the issuance of asset-backed securities in securitization transactions accounted for as financings.

On February 18, 2005, the Company completed its initial public offering and conversion to a REIT. Prior to the completion of the initial public offering, ECC Capital formed a wholly-owned subsidiary, ECC Merger Sub, for the interim purpose of effecting the merger. Encore Credit merged with ECC Merger Sub, with Encore Credit surviving. In connection with the merger, the shareholders of Encore Credit received 1.183 shares of common stock of ECC Capital for each share of common stock, Series A preferred stock and Series B preferred stock of Encore Credit. In addition, each outstanding option to purchase Encore Credit common stock was assumed by ECC Capital and adjusted to reflect the exchange ratio in the merger. Each warrant to purchase Encore Credit common stock was exercised prior to the merger. Following the initial public offering, Encore Credit became a wholly-owned subsidiary of ECC Capital.

As part of the initial public offering, ECC Capital: (i) issued 40,406,105 shares of common stock to the stockholders of Encore Credit Corp. in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share, and (iii) sold 3,940,110 shares of common stock in a private placement offering at $6.345 per share. ECC Capital raised a total of $379,375,000 through the sale of its stock (before offering expenses) in the public offering and the private placement.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The issuance of shares by the Company to the stockholders of Encore Credit was accounted for as a transaction between entities under common control. The assets and liabilities of Encore Credit were recorded by the Company at the time of the transaction at their carrying value. The accompanying financial statements present the financial position, results of operations and cash flows of the Company as if these transactions occurred as of the beginning of the periods presented. Transactions and activity affecting stockholders’ equity in the three months ended March 31, 2005 are summarized as follows (in thousands):

	Common stock	Preferred stock	Additional Paid in Capital	Accumulated other comprehensive income	Deferred compensation	Retained earnings	Total
Balance reported by Encore Credit at December 31, 2004	$22	$10	$12,364	$76	$(242)	$40,719	$52,949
Conversion of Encore Credit preferred and common to ECC Capital common stock	16	(10)	(6)	—	—	—	—

Balance at December 31, 2004 adjusted for conversion	38	—	12,358	76	(242)	40,719	52,949

Exercise of options and warrants	3	—	3,072	—	—	—	3,075
Sale of common stock	56	—	353,613		—	—	353,669
Offering expenses	—	—	(3,705)	—	—		(3,705)
Issuance of restricted stock	1	—	3,870	—	(3,871)	—	—
Amortization of deferred compensation expense	—	—	—	—	668	—	668
Net loss	—	—	—	—	—	(2,698)	(2,698)
Other comprehensive income - fair value adjustment to available-for-sale securities	—	—	—	166	—	—	166

Balance at March 31, 2005	$98	$—	$369,208	$242	$(3,445)	$38,021	$404,124

Principles of Consolidation

The consolidated financial statements of the Company include the financial position and results of ECC Capital and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation.

The Company has formed a special purpose entity for the purpose of facilitating financing of its loans through securitizations (see Note F). The Company has retained certain servicing rights and the excess interest spread between the rate paid by the borrowers and the rate paid to the noteholders. The structure of the trust limits its activities to holding the transferred assets and transferring cash collected to the entity’s beneficial interest holders. The trust does not meet the definition of a qualified special purpose entity, or QSPE, as defined by Statement of Financial Accounting Standards No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), as: (i) the Company retains certain discretionary rights as servicer of the mortgage loans transferred to the trust, (ii) the Company holds a right to repurchase any of the loans in the trust aggregating up to 1% of the initial principal balance of the transferred loans, and (iii) the trust may, with the approval of the beneficial interest holders, acquire derivative financial instruments. The trust is considered a variable interest entity (VIE) as defined by FASB Interpretation No. (FIN) 46R (Consolidation of Variable Interest Entities an Interpretation of ARB No. 51). The Company is considered the primary beneficiary of the trust because, as the recipient of the excess cash flows from the trust, the Company’s interests in the trust are exposed to the majority of the variability in the trust’s cash flows. As the primary beneficiary of the trust, the Company has consolidated the assets and liabilities of the trust in the accompanying financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant balance sheet items which could be materially affected by such estimates include the residual interests in securitizations, deferred and prepaid taxes, repurchase allowance, the carrying value of loans held for sale, deferred fees, deferred bond issuance costs and allowance for loan losses on loans held for investment.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents include funds invested in interest bearing accounts such as money market funds and similar accounts.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Receivables

Other receivables reflect amounts due, generally from warehouse lenders, from settled loan sales, net amounts due from the Company’s loan servicers for principal and interest, and amounts due from escrow or title companies related to cancelled loan fundings. These various amounts are generally realized shortly after period end and are considered fully realizable.

Mortgage Loans and Loan Origination Fees and Costs

Mortgage loans held for sale are carried at the lower of cost or market, which is computed on an individual loan basis. Unrealized losses, if any, are recognized by a direct reduction in loan value and a corresponding reduction in income. Loan origination fees, as well as discount points and certain direct origination costs are initially capitalized, recorded as an adjustment of the cost basis of the loan, and reflected in earnings when the loan is sold as part of the gain or loss on the sale of loans.

Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses, plus net deferred origination costs. Mortgage loans held for sale are transferred to mortgage loans held for investment when such loans have been included in or identified for inclusion in a securitization transaction. For financial reporting purposes, the transfer is recorded at the carrying amount of the loan at the date of transfer, which includes deferred origination fees and costs net of any adjustment to record the loan at the lower of cost or market. Net deferred origination fees and costs are amortized as an adjustment of yield over the contractual life of the loan.

In connection with our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date. We charge off uncollectible loans at the time of liquidation. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment. We believe the allowance for credit losses is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. The provision for losses is charged to our consolidated statement of earnings. Losses incurred on mortgage loans held for investment are charged to the allowance.

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on non-accrual status when any concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. As of March 31, 2005 and 2004, there were loans with an unpaid principal balance of $2,246,000 and $0 on non-accrual status, respectively.

Premium on Sale of Loans

Loans may be sold in cash transactions or in securitization transactions accounted for as sales. Premiums or discounts resulting from sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales and the carrying value of the related loans sold. As part of the sale of a mortgage loan, the Company sells the servicing rights. The purchasing company pays the Company a service release premium for that right. This premium is included in “gain on sale of loans” in the accompanying Consolidated Statements of Operations.

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

The Company generally sold mortgage loans to third parties in exchange for cash, and retained interests in the loans. The third party then transferred the mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the “REMIC” or “Trust”), which was a QSPE, as defined by SFAS 140. The Trust, in turn, issued interest bearing asset-backed securities (the “Certificates”). The Certificates were sold without recourse except that the Company provides representations and warranties customary to the mortgage banking industry with respect to loans transferred to the Trust. The Trust used the cash proceeds

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from the sale of the Certificates to pay the Company the purchase price for the mortgage loans. The Trust also issued certificates representing interests in the excess interest spread and other residuals. The excess interest spread represents the present value of estimated cash flows that the holder of such Certificates will receive as a result of the interest collected from borrowers exceeding the interest paid to securityholders by the Trust. The Company retained the Certificates representing the excess interest spread and other residuals, herein referred to as residual interests. In addition, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization” or “OC”) held by the Trust. The servicing agreements require that the OC be maintained at certain levels. At March 31, 2005, the OC balance was $13,730,000.

The Company allocates its basis in the mortgage loans and residual interests between the portion of the assets sold through the Certificates and the portion of retained interest based on the relative fair values of those portions on the date of sale. The Company recognizes gains or losses attributable to the changes in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as either available-for-sale or trading securities. The Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate commensurate with the risks involved. According to Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, increases to the fair value of available-for-sale residual interests are recorded as unrealized gains, net of tax, as a component of other comprehensive income, with the yield being adjusted on a prospective basis. Decreases to the fair value, that are considered to be other than temporary, are recorded as a loss against earnings in the period of the change. Changes to the fair value of trading residual interests are recorded through earnings as a component of the gain on sale of loans.

The Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s residual interests are subordinated to the Certificates until the Certificate holders are fully paid.

Derivative Instruments

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets, mortgage loans held for sale and the repricing of long-term debt issued in securitization transactions, the Company uses derivative financial instruments such as Eurodollar futures contracts, interest rate caps and interest rate swaps. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to partially offset changes in interest income and cash flow as interest rates change. The derivative financial instruments and any related margin accounts are included in prepaid expenses and other assets on the consolidated balance sheets and are carried at their fair value. Changes in the fair value of derivative instruments are reported as Other income/expense – derivatives within the consolidated statement of operations. At March 31, 2005, the Company held the following positions in derivatives (in thousands):

	March 31, 2005		December 31, 2004		Term
Contract	Notional amount	Fair value	Notional amount	Fair value
Eurodollar futures	$1,952,699	$(406)	$972,088	$(5,942)	Various through March 2010
Interest rate swap	840,000	3,870	—	—	Amortizing through February 2010
Interest rate cap	280,000	6,112	—	—	Amortizing through February 2008

		$9,576		$(5,942)

During the three months ended March 31, 2005, the Company recorded a gain of $10,892,000 related to these derivatives, representing $11,283,000 in fair value adjustments netted with settlement payments of $391,000 on the swap and cap. At March 31, 2005 the Company was required by a counterparty to maintain a margin deposit against the Eurodollar futures of $4,383,000. As the counterparty and the Company have a right of offset, the net margin deposit of $3,977,000 is included with the carrying value of the derivatives included in prepaid expenses and other assets.

Income Taxes

The Company is not subject to tax on the earnings of the REIT it distributes to its stockholders as long as it distributes at least 90% of its taxable REIT earnings to its stockholders each year and satisfies other qualifying tests. The Company has elected to have its wholly-owned subsidiary, Encore Credit, treated as a taxable REIT subsidiary (TRS). As a TRS, Encore Credit

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

is subject to federal and state taxes on its income. Accordingly, the Company reports a provision for taxes based upon the earnings of Encore Credit using the asset and liability method of accounting for income taxes.

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

Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. As such, the Company recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Had the estimated fair value of the options granted during the period been included in compensation expense following the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, the Company’s net earnings would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Net income / (loss):
As reported	$(2,698)	$6,542
Compensation expense	(49)	(9)

Pro forma	$(2,747)	$6,533

Income / (loss) per share:
Basic, as reported	$(0.04)	$0.28
Basic, pro forma	$(0.04)	$0.28
Diluted, as reported	$(0.04)	$0.16
Diluted, pro forma	$(0.04)	$0.16

The fair value of each pre-initial public offering option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate at the date of grant which ranged from 3.55% to 4.76%; and expected life of 5 years. The assumptions utilized in valuing the grants of options during the three months ended March 31, 2005 were: dividend yield of 10%; expected volatility of 45%; risk-free interest rate at the date of grant which ranged from 4.27% to 4.31%; and expected life of 4.5 years.

Earnings / (loss) Per Share

Basic earnings / (loss) per share is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes actual shares of common stock outstanding during the period weighted from the date of issuance, less unvested restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

Earnings per share has been calculated for the three months ended March 31, 2004 based upon the outstanding shares and dilutive shares for the Company converted at 1.183 shares of ECC Capital common stock for 1 share of Encore Credit common stock. All share amounts for years prior to 2005 presented in the consolidated financial statements have been converted for all dates presented.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings / (loss) per share were calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
	(unaudited)
Basic earnings /(loss) and diluted earnings	$(2,698)	$6,542

Weighted average number of shares issued	61,469	23,691
Weighted average number of unvested restricted stock	328	—
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	2,270	2,899
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	386	1,007
Dilutive effect on assumed conversion of preferred stock outstanding	5,127	12,130

Diluted shares	69,580	39,727

Earnings / (loss) per share:
Basic	$(0.04)	$0.28
Diluted	$(0.04)	$0.16

A total of 680,000 shares are excluded from diluted shares outstanding at March 31, 2005 because the exercise price exceeded the fair value of the stock at that date and, therefore, the effect would be anti-dilutive. Both basic and diluted earnings per share have been calculated based on 61,469,000 weighted average shares outstanding, as using the diluted shares outstanding in the calculation would have had an anti-dilutive effect due to the Company incurring a loss for the first quarter.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees and revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires equity instruments to be accounted for at fair value on the date of grant and for costs to be recognized over the period in which goods or services are received. In addition, SFAS 123(R) requires liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of equity instruments to be measured at fair value on the date of grant and to be remeasured each reporting period with changes in fair value being recognized during that period. SFAS 123(R) is effective for the first interim or annual reporting period for the Company’s fiscal year that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company is currently evaluating the effects that SFAS 123(R) will have on its financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to the March 31, 2005 presentation.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - LOANS HELD FOR SALE

Mortgage loans held for sale consisted of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Mortgage loans held for sale	$801,105	$899,482
Net deferred origination costs	9,664	12,302

Loans, net	$810,766	$911,784

In January 2005, the Company transferred loans with unpaid principal balances of approximately $435 million to an investor for which the transfer did not meet the criteria for recording as a sale. In March 2005, the Company reacquired loans from this transfer with unpaid principal balances of approximately $305 million and determined in April 2005 that it would not reacquire any of the remaining balances. At March 31, 2005, mortgage loans held for sale includes approximately $132 million of remaining balances from the initial transfer. A corresponding liability for remaining amounts advanced to the Company on the initial transfer, which includes a premium to be recorded upon recognition of the sale, is reflected as “Advance on uncompleted loan sale” in the accompanying March 31, 2005 financial statements.

Gain on sale of loans was comprised of the following components for the three months ended March 31, 2005 and 2004:

	2005	2004
	(unaudited)
	(in thousands)
Premium from whole-loan sales	$14,535	$55,699
Provision for repurchases	(767)	(1,310)
Non-refundable loan fees, net	51	16
Lower of cost or market adjustment for loans held for sale	(117)	(1,264)
Deferred origination costs	(7,177)	(25,837)
Fair value adjustment of residual interest	(4,402)	—

Gain on sale of loans, net	$2,123	$27,304

NOTE C - LOANS HELD FOR INVESTMENT

The components of mortgage loans held for investment at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31, 2005	December 31, 2004
Unpaid principal balance of mortgage loans	$1,800,373	$—
Net deferred origination costs	26,319	—
Allowance for loan losses	(2,500)	—

	$1,824,192	$—

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Beginning balance	$—	$—
Additions	2,500	—
Charge-offs, net	—	—

Ending balance	$2,500	$—

NOTE D – RESIDUAL INTEREST

The following table summarizes activity in residual interests (in thousands):

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Beginning balance	$20,167	$1,596
Mark-to-market adjustment	(4,285)	—
Accretion of residual interests	717	216
Cash received from residual interests	(996)	—

Ending balance	$15,603	$1,812

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

As of March 31, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations and in the shared execution to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table (dollars in thousands):

	March 31, 2005	December 31, 2004
Carrying value/fair value of residual interests	$15,603	$20,167

Assumed weighted average life in years	2.94	2.92
Decline in fair value with 10% adverse change	$132	$471
Decline in fair value with 20% adverse change	$591	$1,184
Assumed cumulative pool losses	3.17%	3.17%
Decline in fair value with 10% adverse change	$1,029	$1,297
Decline in fair value with 20% adverse change	$1,526	$2,336

Assumed discount rate	20.52%	19.60%
Decline in fair value with 10% adverse change	$634	$808
Decline in fair value with 20% adverse change	$1,236	$1,573

Interest rate assumptions	1-month LIBOR	1-month LIBOR
Decline in fair value with 10% adverse change	$2,496	$3,250
Decline in fair value with 20% adverse change	$4,519	$6,130

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These sensitivity analyses are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption when, in reality, changes in one factor may result in changes in another (for example, increases in interest rates may result in lower prepayments and higher credit losses) which may magnify or counteract the sensitivities.

NOTE E – WAREHOUSE AND REPURCHASE FACILITIES

The Company has entered into warehouse line of credit, repurchase, and aggregation facilities for the funding of mortgage loans as follows (maximum warehouse amounts and funding sublimits are as of March 31, 2005):

		Advance amount
(in thousands)
Maximum warehouse, repurchase, and aggregation facility amount	Wet funding sub-limit	March 31, 2005	December 31, 2004	Margin over one month LIBOR	Maturity date
$400,000	$90,000	$98,759	$235,939	1.35% - 4.50%	May 31, 2005
750,000	70,000	294,366	400,563	1.50% - 1.75%	July 30, 2005
250,000	100,000	104,037	154,412	1.15% - 1.25%	May 11, 2006
1,000,000	105,000	60,583	103,393	0.75%	March 31, 2006
300,000	90,000	224,051	—	0.875% - 2.00%	January 13, 2006
500,000	166,500	116,426	—	0.875% - 1.00%	February 28, 2006

$3,200,000	$621,500	$898,222	$894,307

Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. The margin over the London Interbank Offered Rate, or LIBOR, varies within warehouse lines based on tranches with dry funded loans carrying the lowest rate and non-performing loans carrying the highest rate (few loans fall into the non-performing category). The majority of the Company’s fundings are wet loan fundings, which become dry loan fundings once all the documentation has been delivered to the custodian. The interest rate on wet loan fundings is 0 to 25 basis points higher than that of dry loan fundings, varying between warehouse lines. The weighted average interest rate on these facilities was 4.23% and 3.19% as of March 31, 2005 and December 31, 2004, respectively. As security for the repayment of the warehousing line of credit, the lenders have taken a security interest in the underlying mortgage loans. In

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

addition, in order to secure one line, the Company is required to maintain certain minimum cash balances, which have been classified as restricted cash. The cumulative amount of restricted cash under the minimum balance requirements at March 31, 2005 and December 31, 2004 was $2,250,000. As consideration for the warehouse lines of credit, the Company paid commitment fees of approximately $586,000 and $395,000 for the three months ended March 31, 2005 and 2004, respectively. Interest on the warehouse lines of credit is calculated on a loan-by-loan basis and depends upon the loan type. Each of the warehouse lines requires that the Company meet certain financial covenants including minimum tangible net worth, leverage ratios, minimum liquid assets, minimum cash balances, and positive net income. These warehouse lines may also limit the Company’s ability to pay dividends. The Company determined that it was not in compliance with certain financial covenants during the first quarter of 2005 and received waivers from its lenders concerning the non-compliance with the covenants.

The Company has formed a Delaware business trust as a special purpose entity to facilitate the financing of certain of its loans held for sale. The accounts of this special purpose entity are included in the consolidated financial statements of the Company as the structure is such that the Company retains control, as defined by SFAS 140, of the assets transferred to the entity. However, the trust represents a separate entity from the Company and is considered to be bankruptcy remote from the Company. As such, the Company is not legally liable on the debts of the trust, except for an amount limited to 10% of the maximum dollar amount of the Notes permitted to be issued and to obligations resulting from certain guarantees. The Company sells loans to the trust which are financed by the trust by issuing and selling to UBS Real Estate Securities (“UBS”) certain Notes. The trust had assets of $345,240,000 and $406,543,000 at March 31, 2005 and December 31, 2004, respectively, in whole-loans and liabilities representing short-term debt due UBS of $294,366,000 and $400,563,000, respectively. There were no REO properties in the trust as of March 31, 2005 and December 31, 2004.

In January 2005, we entered into a $150.0 million committed and $150.0 million uncommitted repurchase facility with a lender that matures in January 2006. This facility provides for sublimits of $90.0 million for wet funded loans, $37.5 million for subordinate mortgage loans, $50.0 million for loans aged 30 to 60 days, $10.0 million for loans aged 120 to 181 days, and $3.0 million for repurchased loans. The facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility.

In February 2005, we entered into a $500.0 million committed repurchase facility with a lender that matures in February 2006. This facility provides for sublimits of $166.5 million for wet funded loans, $83.0 million for interest only loans, $25.0 for subordinate mortgage loans, $16.5 million for jumbo loans, $16.5 million for aged loans, and $25.0 million for mortgage loans with a balloon payment. This facility provides for advances at 98% of the market value of first mortgage loans and 95% of the market value of subordinate mortgage loans, not to exceed 100% of the loan amount funded through this facility.

On April 29, 2005, the Company amended the warehouse line agreement that was scheduled to mature on April 30, 2005. The terms of the amended agreement are the same as the previous agreement except the maturity date has been changed to May 31, 2005.

On May 12, 2005, the Company amended the warehouse line agreement that was schedule to mature on June 29, 2005. The terms of the amended agreement are the same as the previous agreement except the maturity date has been changed to May 11, 2006 and the commitment amount has been increased from $250.0 million to $500.0 million.

NOTE F – LONG-TERM DEBT

On March 18, 2005 the Company completed a securitization of mortgage loans. The Company effected the transaction by transferring mortgage loans to a bankruptcy-remote subsidiary, which in turn, transferred the loans to an owner trust. The trust sold various classes of mortgage-backed securities, or bonds, with a face value of $1.6 billion to third parties. Proceeds from the sale of the securities were utilized to acquire mortgages from the Company at their unpaid principal balances of approximately $1.357 billion. The difference between the balance of the mortgages acquired and proceeds from the sale of the securities of approximately $243 million remained with the trust at March 31, 2005 as restricted cash to be used to acquire additional mortgage loans from the Company. Proceeds from the sale of the mortgage securities were also used to pay transaction expenses, pay off warehouse advances and for general corporate purposes. In April 2005, the Company completed the transfer of additional mortgage loans to the trust with unpaid principal balances of approximately $243 million.

The mortgage-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. The interest rate on the securities resets monthly and is based upon one-month LIBOR. The weighted average interest rate payable on the Company’s long-term debt at March 31, 2005 was 3.12%. As principal payments on the underlying mortgages are paid

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds, the Company estimates that the bonds will be fully repaid in 2012. The security classes have weighted average lives ranging from one to seven years.

As of March 31, 2005 and December 31, 2004, the balance of long-term debt comprised the following (in thousands):

	March 31, 2005	December 31, 2004
Securitized bonds	$1,599,033	$—
Discount on bonds	(543)	—
Accrued interest on securitized bonds	827	—

Total financing on mortgage loans held for investment	$1,599,317	$—

The costs associated with issuing long-term debt are capitalized and amortized as a component of interest expense over the estimated life of the debt. Deferred bond issue costs of $4,632,000 were capitalized during the three months ended March 31, 2005. The balance of deferred bond issue costs at March 31, 2005, net of accumulated amortization was $4,379,000 and is included in prepaid expenses and other assets.

The discount on bonds reflects the difference between the proceeds received from the sale of the bonds and the face amount to be repaid over the life of the bonds. The discount is being amortized as an adjustment of interest expense over the estimated life of the bonds.

NOTE G – STOCK OPTIONS

In February 2005, the Company’s board of directors approved the 2004 Incentive Award Plan under which a total of 3,150,000 shares of stock have been reserved for issuance. Under this plan the board may grant stock options, issue restricted stock or issue stock appreciation rights. During the three months ended March 31, 2005, the Company granted to employees and directors options to purchase 680,000 shares of stock at the fair market value as of the date of grant which ranged from $6.35 to $6.75. The options vest over 2 to 5 years. During the three months ended March 31, 2005, the Company issued to employees a total of 575,000 shares of restricted stock. The fair market value of the restricted stock at the date of issuance has been recorded as deferred compensation within stockholders’ equity and is being amortized to expense as the employees vest their right to the restricted stock.

Options granted to employees under the pre-initial public offering Encore Credit stock option plan were converted to options to acquire the Company’s common stock under the terms and conditions of the initial grant and were adjusted to reflect the exchange ratio in the merger. At March 31, 2005, a total of 5,274,000 options were outstanding to purchase shares at prices ranging from $0.36 to $6.75 per share.

NOTE H – SEGMENT REPORTING

The operating segments reported below are the segments for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company operates in two segments:

Mortgage banking segment

The mortgage banking segment originates subprime residential mortgage loans through mortgage companies and independent mortgage brokers, and directly to borrowers. This segment sells loans to third parties and to the portfolio segment recording premium on sale revenue. This segment also records net interest income earned as the difference between mortgage loan interest and interest expense paid on financing while the loan is pending sale.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Portfolio investment segment

The portfolio investment segment invests in subprime mortgage loans and finances the investment through the issuance of non-recourse securitized debt. Pending securitization, mortgage loans are financed through the Company’s warehouse facilities. The primary source of income for the portfolio investment segment is net interest income.

The accounting policies of the business segments are generally the same as those described in the summary of significant accounting policies. Summary financial data by segment as of March 31, 2005 and the three months then ended follows (in thousands).

	Portfolio Investment	Mortgage Banking	Intercompany Eliminations	Consolidated
Net interest income	$6,153	$6,015	$—	$12,168
Gain on sale of loans, net	(1,875)	22,194	(18,195)	2,123
Provision for loan losses	2,500	—	—	2,500
Other income / (expense) - derivatives	5,092	5,800	—	10,892
Provision for income taxes	—	1,205	(7,536)	(6,331)
Net income (loss)	7,957	1,699	(12,354)	(2,698)

Total assets	$2,411,529	$732,423	$(67,460)	$3,076,492

Gain on sale from the portfolio investment segment is comprised of a mark down in the Company’s residual interest of $1,918,000, offset by prepayment penalty collections of $43,000. The Company’s portfolio segment generally does not sell loans. During the three months ended March 31, 2005, the mortgage banking segment sold mortgage loans with balances of $1.8 billion to the portfolio investment segment.

The Company did not have any operations in the portfolio segment during the three months ended March 31, 2004.

NOTE I – SUBSEQUENT EVENTS

On April 12, 2005, the Company’s Board of Directors approved a $0.07 per share dividend for the first quarter. The dividend was paid on May 2, 2005 to stockholders of record as of April 25, 2005.

On May 4, 2005, the Company announced that its retail subsidiary, Bravo Credit, signed an agreement with America’s MoneyLine, Inc., a wholly owned subsidiary of Saxon Capital, Inc., to acquire certain assets and retail mortgage branches located in Connecticut, Maryland, New Jersey, North Carolina and Texas. The completion of the proposed acquisition is subject to customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in this quarterly report. The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, unless otherwise indicated. Except for the historical information contained herein, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Reference should also be made to the factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Formation transactions

ECC Capital Corporation was incorporated on April 1, 2004 in the state of Maryland. ECC Capital was formed by Encore Credit Corp. for the purpose of effecting a restructuring of Encore Credit Corp. that would facilitate an initial public offering and conversion to a real estate investment trust, or REIT. As a REIT, ECC Capital invests in residential mortgage loans financed by the issuance of non-recourse debt through special purpose entities. At December 31, 2004, ECC Capital was a wholly-owned subsidiary of Encore Credit Corp. Encore Credit Corp. was formed in October 2001 and did not begin lending operations until March 2002.

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

As part of the initial public offering ECC Capital: (i) issued 40,406,105 shares of common stock to the shareholders of Encore Credit in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share, and (iii) sold 3,940,110 shares of common stock in a private placement offering at $6.35 per share. ECC Capital raised a total of $379,375,000 through the sale of its stock (before offering expenses) in the public offering and private placement.

Immediately prior to the initial public offering, Encore Credit became a wholly-owned subsidiary of ECC Capital. In this quarterly report, unless the context suggests otherwise, for time periods before February 17, 2005, the terms “the company,” “we,” “our” and “us” refer to Encore Credit and its subsidiaries, and for time periods on and after February 17, 2005, all references to “the company,” “we,” “our” and “us” refer to ECC Capital and its subsidiaries, including Encore Credit.

General

Prior to 2005, we sold mortgage loans on a whole-loan basis and generally recognized a premium on sale of the loans upon completion of the sale. We recognized interest income on the loans held in inventory preceding the sale of our loans and interest expense on any associated warehouse borrowing throughout the period preceding sale of our loans. The proceeds of loan sales were substantially used to repay any warehouse borrowing associated with those loans. We outsourced the interim servicing of our loans and, upon sale of the loans, we transferred servicing rights to the buyer.

As a REIT, we will continue to originate mortgage loans through our taxable REIT subsidiaries, or TRSs, Encore Credit and Bravo Credit Corporation. However, we will retain loans through “on-balance sheet” securitizations that will be treated as financing transactions for accounting purposes. The result will be that we will continue to carry the loan balances as loans held for investment on the balance sheet and we will report the related non-recourse asset-backed securities, or bonds, issued through securitization transactions as a liability. As a result of our new business strategy, we expect the net interest income generated by our portfolio of loans to become a larger component of our revenues and that the net gain received as a result of whole-loan sales, which was the largest component of our revenues prior to 2005, will become a smaller component. This income will be the result of the interest spread received on the mortgage loans over the interest paid to bond holders and to our warehouse lenders. Through Encore Credit, we will also continue to sell to third parties on a whole-loan basis a portion of the loans we originate and purchase or enter into securitization transactions that are structured as sales of mortgage loans in order to generate cash from gain on sales to grow our equity capital base.

For the immediate future we will continue to outsource the servicing of the mortgage loans held for investment. We may choose to sell servicing rights. We may also choose to start our own servicing unit at such time as we determine that it has become economically feasible to create a servicing unit. However, at the current time, we believe it is more beneficial to us to pay a sub-servicer to service the loans due to the costs involved in establishing and running a servicing unit.

Because we have not previously held the loans we originated for an extended period of time and because we have sold substantially all of the loans we originated, our historical results of operations are not likely to be indicative of our future results.

Our goal is to maximize the value of our loan origination infrastructure by increasing our loan origination volume and revenues while limiting the growth of our fixed origination costs. Loan origination volumes in our industry are affected by such external factors as home values, the level of consumer debt and the overall condition of the economy. In addition, the premiums we receive from the sale of our loans may fluctuate or may be influenced by the overall condition of the economy and, more importantly, by the interest rate environment.

As of March 31, 2005, we operated through seven regional processing centers in Irvine, California, Woodland Hills, California, Walnut Creek, California, Downers Grove, Illinois, Glen Allen, Virginia, Tampa, Florida and White Plains, New York. We originated approximately $2.25 billion and $1.58 billion in loans during the three months ended March 31, 2005 and 2004, respectively. We began originating subprime mortgage loans on a retail basis during the third quarter of 2004. During the first quarter of 2005, we transitioned Encore Credit’s retail operation to Bravo Credit, which originated $48 million in loans of the $2.25 billion total originations.

Critical Accounting Policies

We have established various accounting policies that apply accounting principles generally accepted in the United States of America in the preparation of our historical financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

We believe the following are critical accounting policies that require significant estimates and assumptions subject to significant change in the preparation of our consolidated financial statements:

Mortgage Loans and Origination Costs and Fees

Our mortgage loans are classified as either held for sale or held for investment. Mortgage loans held for sale are carried at the lower of cost or market on an individual loan basis. Market value is determined by reference to prices obtained on recent sales of similar loans or planned loan sale transactions. Mortgage loans that we securitize or expect to securitize through on balance sheet securitizations are classified as held for investment and carried at amortized cost. Mortgage loans transferred from held for sale to held for investment are transferred at the lower of cost or market at the date of the transfer.

We capitalize the fees received from borrowers at the time of loan origination, and various costs of originating loans, which consist of fees and premiums paid to brokers, as well as certain direct internal costs. Net capitalized origination costs and fees on loans held for sale are charged to expense at the time the related loans are sold and reduce the gain on sale recorded. Net capitalized origination costs and fees on loans held for investment are amortized as a component of interest income in a manner that produces a constant rate of interest over the contractual life of the loan.

Allowance for Losses on Mortgage Loans Held for Investment

We determine the amount of the loss allowance for mortgage loans held for investment based on a review of gross defaults, delinquencies, losses, recovery rate trends and current economic conditions. We plan to compare actual loss performance to original loss assumptions and, if necessary, make adjustments to the allowance for losses. To increase the allowance, a loan loss provision is charged to the consolidated statement of operations, resulting in a reduction to earnings. Loans that are deemed to be uncollectible will be charged off and deducted from the allowance. Recoveries on loans previously charged off will be added to the allowance. As our portfolio of loans held for investment increases and ages, we would expect a corresponding increase in our allowance for losses.

Gain on Sale of Loans

Loan sales and securitizations are accounted for as sales when control of the loans is surrendered, generally at the date of settlement, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange. Premiums or discounts resulting from sales or securitizations of mortgage loans are based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. As part of the sale of a mortgage loan, we sell the servicing rights. The purchasing company pays us a service release premium for that right. This premium is included in “gain on sale of loans” in the accompanying statements of operations.

Retained interests in securitizations are measured by allocating the previous carrying value between the loans sold and the interests retained, if any, based on their relative fair values at the date of transfer.

Allowance for Repurchase Losses

Losses incurred on mortgage loans that we have sold and subsequently repurchased due to breaches of representations and warranties contained in the purchase and sale agreements are charged to the allowance for repurchase losses. The allowance represents our estimate based upon management’s evaluation of historical experience with respect to the principal, premium, interest losses and other costs, if any, expected to occur at the time of repurchase. The provision for expected repurchase losses is charged to gain on sales of loans and credited to an allowance.

Fair Value of Residual Interests in Loan Securitizations

In securitizations completed through 2004, we conveyed loans that we originated to a special purpose entity (such as a trust), or to a third party that subsequently sold the loans to a special purpose entity, in exchange for cash proceeds and a residual interest in the trust. The cash proceeds were raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. Pursuant to Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, and its predecessor accounting pronouncements, we recorded gain on sales of loans, equal to the difference between the portion sold and any retained interests (residual interests) based on their relative fair values at the date of transfer and our basis in the loans. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the projected interest earned on each pool of securitized loans over the sum of the interest paid to investors, the contractual servicing fee, an estimate for credit losses and other ongoing costs of the securitization. Each agreement that we have entered into in connection with these securitizations requires the over-collateralization of the trust which may be funded through initial cash reserves or through a cash build up through the excess spread. The amount and timing of the cash flows expected to be released from the securitization trusts consider the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

We determined the present value of the cash flows at the time each securitization transaction closed using certain assumptions and estimates made by management at the time the loans were sold. These assumptions and estimates included:

•	estimates of future interest rates based upon the forward London Interbank Offered Rate, or LIBOR, curve;

•	future rates of principal prepayment on the loans;

•	timing and magnitude of credit losses; and

•	discount rate used to calculate present value.

The future cash flows represent management’s best estimate. Management monitors the performance of the loans, and any changes in the estimates are reflected in earnings. We cannot assure you of the accuracy of management’s estimates.

Most of our residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, we review the fair value of our residual interests by analyzing prepayment, credit loss, discount rate assumptions and other performance assumptions and estimates in relation to our actual experience and current rates of prepayment and credit loss prevalent in the industry. We may adjust the value of our residual interests or take a charge to earnings related to the residual interests, as appropriate, to reflect a valuation or write-down of the residual interests based upon the actual performance of the residual interests as compared to our key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair value of the residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

Deferred Bond Issuance Costs

Direct costs associated with the issuance of long-term debt are capitalized and amortized as a component of interest expense in a manner that produces a constant rate of interest over the life of the debt.

Derivative Financial Investments and Hedging Activities

The value of our assets and related cash flows are sensitive to the fluctuation of interest rates. We use various financial instruments to hedge a portion of our exposure to changes in interest rates. The following summarizes the hedging instruments that, subject to limitations imposed by the REIT requirements, we either have used or expect to use to reduce interest rate risks on our residual interests, the loans that we hold for investment and the loans that we hold for sale.

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

We presently do not intend to enter into derivative instruments, except for hedging purposes. However, we do not attempt to hedge 100% of our exposure, as no hedging strategy will completely insulate us from risk and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge.

In accordance with SFAS No. 133, all derivative instruments are recorded at fair value. To qualify for hedge accounting under SFAS No. 133, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We must also formally assess, both at inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in cash flows or fair value of hedged items. If we were unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related asset or liability may not, thus creating a possible earnings mismatch.

While we may change the classification of our derivative financial instruments in the future, we presently account for all our derivative financial instruments as trading instruments. Accordingly, realized and unrealized changes in fair value are recognized in income during the period in which the changes occur.

Income taxes

We will elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2005. Encore Credit will continue as our primary mortgage origination subsidiary. As a result of our joint election, Encore Credit, Bravo Credit and Encore Credit Corporation of Minnesota will be treated as our taxable REIT subsidiaries. The origination and purchase of the loans we intend to sell in whole-loan sales are funded by Encore Credit. The origination and purchase of the loans we intend to retain for our portfolio are funded by Encore Credit and subsequently sold to ECC Capital. To the extent that ECC Capital purchases mortgage loans from Encore Credit in this manner, ECC Capital is required to purchase those loans at fair market value. We have a similar arrangement with Bravo Credit with respect to our retail operations.

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

As certain of our subsidiaries are taxable entities, we continue to report a provision for income taxes within our financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire. At March 31, 2005, management believes that reported deferred tax assets are realizable in full.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. Compensation cost is then recorded as expense over the period the employee earns the right to the stock (vesting period).

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Throughout 2003 and 2004, we grew significantly. Total assets as of March 31, 2004 were $582 million and grew to just over $1 billion by December 31, 2004. We completed our initial public offering and conversion to a REIT in February 2005 and, in March 2005, we completed a $1.6 billion securitization of mortgage loans. In anticipation of these transactions, beginning in January 2005, we significantly reduced the volume of loan sale transactions and our mortgage loan inventory balances grew significantly. As of December 31, 2004, mortgage loan balances totaled $912 million. Mortgage loan balances grew to over $2.6 billion as of March 31, 2005.

As a result of this significant increase in the earning asset base, interest income for the three months ended March 31, 2005 is significantly higher than net interest income for the three months ended March 31, 2004. Interest expense also increased significantly as we financed a substantial portion of our earning assets with debt.

At the time of the March 2005 securitization transaction, we had not completed the transfer of all loans into the securitization trust. The difference between proceeds raised from the sale of mortgage-backed bonds and the principal balance of loans transferred into the trust is reflected as restricted cash awaiting disbursement upon the delivery of the remaining loans to the trust by us. We transferred the remaining loans to the trust in April 2005.

In recent months short-term interest rates have been rising. The interest rates on our debt obligations are generally based upon one-month LIBOR and adjust monthly. The interest rates on our mortgage loans generally reset two or three years after origination (or not at all in the case of fixed rate loans). Therefore, as interest rates rise the difference between the yield earned on mortgage loans and the cost of funds, or interest rate spread, narrows, reducing earnings in the absence of asset growth.

We have used various derivative financial instruments to hedge the effect that changes in interest rates have on the net cash flows we receive from our assets and liabilities. Through the securitization trust, we acquired a cap contract and interest rate swap to hedge a portion of the risk of changes in one-month LIBOR, which underlies the interest rate on the mortgage-backed securities we issued in March 2005. These securities bear interest at a certain spread over the one-month LIBOR rate. As one-month LIBOR increases or decreases we will receive cash payments from, or in the case of the swap, make reduced cash payments to the counterparties to the contracts that will partially offset increases or decreases in interest payments we make to holders of the mortgage-backed bonds. Similarly, with respect to a portion of the mortgage loans held for investment awaiting securitization and mortgage loans held for sale, we sell Eurodollar futures contracts to hedge the effect of changes in interest rates on future cash flows to be received from such loans (either through sale or securitization). Our derivative financial instruments are reported in our balance sheet at their fair value. Because we have elected not to account for our derivative financial instruments as cash flow or fair value hedges under the provisions of Statement of Financial Accounting Standards No. 133 (Accounting for Derivative Financial Instruments and Hedging Activities), when we mark our derivatives to market the corresponding gain or loss is recorded through earnings. For the three months ended March 31, 2005 we reported a gain on our derivatives of $10.9 million, net of $391,000 in net interest payments under our swap and cap contracts. This gain reflects consistent increases in short-term interest rates throughout the three months ended March 31, 2005. As of December 31, 2004, we held derivative financial instruments with notional amounts of $972 million. The notional amounts of contracts held at March 31, 2005 increased to $3.1 billion, reflecting increased hedging activity as a result of the growth in our asset base and securitization activity.

During the three months ended March 31, 2005 we recorded a provision for loan losses of $2.5 million. This provision represents management’s best estimate of losses incurred within loans held for investment. Our loan portfolio is unseasoned and we have experienced no actual losses or significant delinquencies through March 31, 2005. Nevertheless, given the nature of our subprime portfolio, we believe that it is probable losses have been incurred and we have based our estimate of those losses upon management’s experience in working with subprime portfolios and industry experience. As our portfolio seasons we will experience delinquencies and foreclosures and will realize losses upon the liquidation of the underlying collateral. As a result we expect that our allowance for loan losses will grow as our portfolio becomes more seasoned.

We intend to continue to grow our asset base and complete additional securitizations throughout most of 2005. Our ability to increase our asset base will be constrained by the amount of leverage we can employ. When we believe we can no longer grow our asset base due to leverage constraints, we will increase the amount of loans we sell to third parties. Such sales will continue to be completed by our taxable REIT subsidiary, or TRS, Encore Credit.

For the three months ended March 31, 2005, we originated $2.25 billion in new mortgage loans with a weighted average coupon of 7.25% and average loan to value of 80.2%. A summary of production characteristics follows:

(loan balance in thousands)

Product	Loan Count	Original Balance	Weighted Average Coupon	Loan to Value	Debt Ratio	FICO Score
6 month LIBOR	126	$35,820	6.93%	83%	44%	646
1/29 ARM	468	114,489	7.10%	83%	43%	626
2/28 ARM	6,454	1,330,313	7.44%	80%	42%	600
3/27 ARM	199	44,913	7.06%	81%	40%	619
5/25 ARM	123	27,928	6.70%	79%	42%	645
2 year interest only, 2/28 ARM	1,129	329,702	6.51%	81%	41%	651
3 year interest only, 3/27 ARM	66	18,993	6.27%	80%	39%	657
5 year interest only, 2/28 ARM	6	1,142	6.02%	67%	35%	624
6 year interest only, 30 year fixed	55	15,668	6.48%	78%	40%	678
10 year fixed	13	1,220	7.59%	71%	41%	603
15 year fixed	98	10,790	7.35%	68%	38%	615
25 year fixed	420	27,117	9.41%	90%	42%	649
30 year fixed	1,343	260,712	6.94%	76%	41%	637
Second lien, 30 year amortization, balloon payment after year 15	466	29,396	10.22%	100%	44%	667

Total	10,966	$2,248,203	7.25%	80%	42%	617

Production for the three months ended March 31, 2005 significantly exceeded loan production for the three months ended March 31, 2004 of $1.6 billion given the significant expansion of our operations.

We expect to experience some seasonality in our mortgage banking operations. Generally, the mortgage banking industry experiences slower levels of loan origination activity during the first calendar quarter of the year. The impact of seasonality has not yet had a significant impact on our operations given our growth, although loan origination levels for our first quarter ended March 31, 2005 did decline over 2004 fourth quarter production of $2.6 billion. We attribute this decline in production to normal seasonal factors.

During the three months ended March 31, 2005, we sold approximately $0.5 billion in loans, as compared to $1.6 billion for the three months ended March 31, 2004 and $2.2 billion for the three months ended December 31, 2004. As a result of the decline in loan sales, our premium on sale of loans decreased significantly. The following table represents the components of gain on sale recorded for the three months ended March 31, 2005 and 2004:

	2005	2004
	(unaudited)
	(in thousands)
Premium from whole-loan sales	$14,535	$55,699
Provision for repurchases	(767)	(1,310)
Non-refundable loan fees, net	51	16
Lower of cost or market adjustment for loans held for sale	(117)	(1,264)
Deferred origination costs	(7,177)	(25,837)
Fair value adjustment of residual interest	(4,402)	—

Gain on sale of loans, net	$2,123	$27,304

The gain represents the cash received less the basis in loans sold, a provision for expected losses due to repurchase obligations, lower of cost or market adjustments for loans held for sale and non-refundable loan fees and deferred loan origination costs taken on sale. The decline in loan sales, and resultant decline in premiums from loan sales, reflects our near-term intent to use current loan production to build our securitized portfolio of loans held for investment. In addition, during the three months ended March 31, 2005 loan prices offered in the secondary market have declined as a result of increasing short-term interest rates and we have generally obtained lower prices as a result of the type of loans we have sold into the secondary market.

The following table summarizes loan sales for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Whole-loan sales at a:
Premium	$509,412	$1,595,755
Discount	23,349	41,865

Total whole-loan sales	$532,761	$1,637,620

Weighted average price for sales	102.7%	103.5%
Weighted average price for premium sales	102.9%	103.6%
Weighted average price for discount sales	98.1%	98.6%

Premium whole-loan sales are sales to investors at prices above par. Conversely, discount sales are sales of loans at prices below par. Discounted sales are generally a result of incomplete documentation or the rejection of the whole-loans by a premium whole-loan buyer because of certain characteristics, or loans repurchased from investors and subsequently resold. The weighted average price for premium sales decreased approximately 70 basis points to 102.9% for the three months ended March 31, 2005 from 103.6% for the three months ended March 31, 2004. We believe this decrease was due to an interest rate environment in which rates are beginning to increase after a period of historical low rates and the general types of loans we have sold into the secondary market.

Our practice is to record at the date of the sale a provision for estimated repurchase losses attributable to principal, premium, interest and other costs of loans repurchased based upon our historical experience of the amount of sales that ultimately require repurchase. The obligations to repurchase loans and to reimburse the investor for any premiums paid on loans attributable to early payment are contractual obligations and require management to estimate such amounts at the time of sale. The provisions, therefore, can vary from year to year depending on the contractual obligations and loan performance. Our provision for repurchase losses decreased to $0.8 million for the three months ended March 31, 2005 as compared to $1.3 million for the three months ended March 31, 2004, as a result of decreased whole-loan sales volume.

Loan origination fees, as well as discount points and certain direct origination costs, are initially capitalized and recorded as an adjustment to our cost of the loan which is reflected in the gain on sale we record when the loan is sold. Deferred origination costs decreased 72.1% to $7.2 million for the three months ended March 31, 2005 from $25.8 million for the three months ended March 31, 2004, primarily due to lower whole-loan sales volume.

Also contributing to the decline in gain on sale was a $4.4 million valuation adjustment to our residual interests for the three months ended March 31, 2005. We account for most of our investments in residual interests as trading and carry the investments at fair value in our balance sheet. When we mark our residuals to market the corresponding gain or loss is recorded through earnings. The residual interests represent the present value of the excess of estimated future cash flows received from borrowers on mortgage loans sold into securitization trusts over the cash flows passed through to the related asset-backed securities. Interest rates on the mortgage loans in the securitizations reset less frequently than the interest rates on the asset-back securities, thus, during periods of increasing interest rates, estimated future cash flows and the value of the residual interests will decrease. In addition, if actual prepayment speeds and loss rates differ from estimates utilized in valuing the residuals, future cash flows and the value of the residual may increase or decrease. During the three months ended March 31, 2005, increasing short-term interest rates and higher than anticipated prepayments resulted in the decline in the value of our residual interests which was recorded as a reduction of gain on sale.

Salaries and related expenses increased 33.6% to $15.1 million for the three months ended March 31, 2005 from $11.3 million for the three months ended March 31, 2004, due to the increased levels of production and administrative staffing required to accommodate our higher origination volume. Total staffing was 1,234 employees at March 31, 2005 compared to total staffing of 724 employees at March 31, 2004, an increase of 510 employees, or 70.4%.

Occupancy expense increased 66.7% to $2.0 million for the three months ended March 31, 2005 from approximately $1.2 million for the three months ended March 31, 2004. This increase is due to expanding our corporate offices and expansion of our regional offices.

Operating expenses increased 71.0% to $11.8 million for the three months ended March 31, 2005 from $6.9 million for the three months ended March 31, 2004. A portion of this increase was due to an increase in loan origination and servicing expenses of $2.4 million which was the result of an increase in loan production. The remaining increase in operating expenses was due to an increase in production-related expenses, such as office supplies, depreciation and other operating expenses. As we increase our loan production, we expect our operating expenses will also continue to increase. During the three months ended March 31, 2005 we received a litigation settlement of $1.6 million, which partially offset the increase in operating expenses.

Professional fees increased 190.0% to $2.9 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004. This increase is due to: (i) various costs associated with our offering, reorganization and securitization that could not be offset against the proceeds of such transactions and (ii) costs associated with imaging our archived loan documents.

For the three months ended March 31, 2005, we incurred a consolidated pretax loss of $2.7 million. For tax purposes we report taxable income and loss for our REIT separately from our TRS. We will not pay taxes on REIT income we distribute to our stockholders if we distribute at least 90% or more of our REIT taxable income. Income from our TRS is subject to normal federal and state taxes. For the three months ended March 31, 2005, the REIT reported income. While our TRS also reported income, a significant portion of this income resulted from premiums from loan sales recorded on the sale of loans to the REIT. This premium and the related tax provision are eliminated in consolidation. As a result our TRS is reporting a tax benefit on the loss which results in the elimination of the premium from inter-company loan sales. We are providing no tax provision on the REIT income as we expect to distribute substantially all of our taxable income. On a consolidated basis, this results in reporting a tax benefit of approximately $6.3 million.

Off-Balance Sheet Arrangements

We are party to transactions that have off-balance sheet components. In 2003 we completed one securitization transaction and in 2004 we completed two securitization transactions, all of which were structured as sales. Loans with principal balances aggregating $1.3 billion were sold to off-balance sheet trusts in these transactions. The trust issued securities or bonds secured by these loans. At March 31, 2005, remaining principal balances on loans held by these trusts aggregated $937.7 million. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trust. The third party investors, or the trust, generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for breaches of standard representations and warranties.

We have retained certain residual interests in the securitization trust. The performance of the loans in the trust will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of March 31, 2005:

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating leases	$26,805	$6,987	$10,355	$6,942	$2,521
Warehouse and repurchase facilities(1)	898,222	898,222	—	—	—
Long-term debt(2)	1,599,317	261,900	872,254	238,058	227,105
Equipment leases	2,028	1,378	627	23	—
Prefunding commitment for securitization	243,498	243,498	—	—	—

(1)	These warehouse and repurchase facilities had a weighted average interest rate of 4.23% at March 31, 2005.

(2)	Long-term debt had a weighted average interest rate of 3.12% at March 31, 2005.

Liquidity and Capital Resources

Our loan originations and purchases require significant cash investments, including the funding of:

•	fees paid to brokers and mortgage lenders in connection with generating loans through wholesale lending activities;

•	commissions paid to sales employees for originating loans;

•	any differences between the amount funded per loan and the amount advanced under our warehouse and repurchase facilities; and

•	income tax payments arising from the timing differences between income for financial reporting purposes and taxable income.

We also require cash to fund ongoing operating and administrative expenses and capital expenditures.

Our sources of operating cash flow include:

•	cash premiums obtained in whole-loan sales;

•	mortgage origination income and fees;

•	interest income; and

•	cash flows from residual interests in securitizations.

Our liquidity strategy is to maintain sufficient and diversified warehouse and repurchase facilities to finance our mortgage originations. We currently use six warehouse and repurchase facilities to finance the funding of our loan originations. Historically, we have repaid warehouse and repurchase facilities with the proceeds of cash from whole-loan sales or with securitization proceeds. Operating liquidity is generated from the premium received on cash whole-loan sales. Capital expenditures required to finance our growth are also expected to be funded from net cash provided by operating activities.

Under our new business strategy, our liquidity depends, in part, upon our ability to securitize pools of our subprime residential mortgage production. Upon completion of each securitization, we use the proceeds from the sale of the mortgage-backed securities to repay our warehouse and repurchase facilities. Factors that could affect our future ability to complete securitizations include the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, the performance of our portfolio of securitized loans and our ability to obtain credit enhancement.

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

Short-Term Liquidity Strategy

We establish target levels of liquidity and capital based on a number of factors including our loan production volume, the condition of the whole-loan sales market for our loans, market price for our securitizations, availability under our warehouse and repurchase facilities and our current balance sheet. We intend to continue to concentrate on maintaining our targeted liquidity levels. Historically, our principal strategy has been to maintain or improve our net gain on sale of loans. As a result of our new business strategy and the use of on-balance sheet securitizations, much of our cash flow and earnings will be derived from net interest income. We anticipate that we will use our cash over the next 12 months to originate mortgage loans to build our permanent loan portfolio to comply with federal tax laws relating to our status as a REIT and to fund our working capital expenditure requirements. However, we cannot assure you that we will be able to achieve these goals and operate on a cash flow-neutral or cash flow-positive basis.

Warehouse and Repurchase Facilities

Our warehouse and repurchase facilities mature between May 2005 and May 2006 and are secured by the loans we originate or purchase with the funds. Although our warehouse and repurchase facilities mature between May 2005 and May 2006, we expect to renew and extend the maturity of the facilities in the ordinary course of business, as well as add new facilities. If these warehouse and repurchase facilities are not renewed, we will repay outstanding amounts with the proceeds from loan sales or from other warehouse and repurchase facilities. We believe that the increase in our equity from the net proceeds of our recent offering will enable us not only to obtain extensions on our existing warehouse lines but also to increase our borrowing capacity. The weighted average interest rates on the combined facilities, based on one-month LIBOR, were 4.23% and 3.38% at March 31, 2005 and 2004, respectively. Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. Lenders generally limit our use of a warehouse facility to wet fund to a portion of our borrowing capacity under the warehouse line. If we have reached our sub-limit for wet funding on a warehouse line, we will not be able to wet fund under that line until borrowing capacity becomes available under the wet funding sub-limit. In addition, if we exceed a sub-limit, we will be in default under the warehouse line.

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

Our warehouse and repurchase facilities currently contain customary covenants, including restrictions on our ability to:

•	conduct transactions with affiliates;

•	engage in mergers, acquisitions and asset sales;

•	alter the business we conduct;

•	declare dividends or redeem or repurchase capital stock; and

•	incur or guaranty additional indebtedness.

Our warehouse and repurchase facilities also contain financial covenants including:

•	minimum tangible net worth;

•	minimum amount of cash and cash equivalents;

•	minimum liquidity ratios;

•	maximum leverage ratios (including subordinate debts); and

•	minimum net income.

Events of default under the warehouse and repurchase facilities include, but are not limited to:

•	failure to pay obligations when due;

•	material breach of any representation or warranty contained in the loan documents;

•	covenant defaults;

•	events of bankruptcy proceedings;

•	cross-defaults to other indebtedness;

•	the existence of certain environmental and ERISA claims or liabilities; and

•	a change of control of our company.

We have amended the agreements governing our warehouse and repurchase facilities. As part of the amendments, ECC Capital has been added as a co-borrower under each facility with Encore Credit and Bravo Credit. ECC Capital, Bravo Credit and Encore Credit will be jointly and severally liable for all of the obligations under the warehouse and repurchase facilities. ECC Capital, Bravo Credit, and Encore Credit would all have the right to borrow the unused portion of the maximum facility amounts and the full amounts of any sub-limits. The assets of ECC Capital will secure borrowings of ECC Capital, Bravo Credit and Encore Credit and the assets of Encore Credit will only secure its own borrowings. Financial and other covenants have been added for the consolidated entities, including a minimum tangible net worth test and that a default by ECC Capital, Bravo Credit or Encore Credit would also be deemed a default of the other.

The material terms and features of these secured warehouse and repurchase facilities are as follows:

Countrywide Warehouse Lending Warehouse Facility. We have a warehouse facility with Countrywide that matures in May 2005 that provides $300.0 million of committed capacity and $100.0 million of uncommitted capacity. The facility provides sub-limits of $90.0 million for wet funded loans, $21.0 million for jumbo loans, $6.0 million for non-performing/sub-performing loans and $21.0 million for non-compliant loans, and $3.0 million for loans in default. The facility provides for advances at 97.5% of the market value of first mortgage loans, and 95% of subordinate mortgage loans, not to exceed 100.75% of loan amount, funded through this facility.

UBS Real Estate Securities Warehouse Facility. We have a $500.0 million committed and $250.0 million uncommitted warehouse facility with UBS Real Estate Securities that matures in July 2005 and provides for sub-limits of $75.0 million for interest only loans, $25.0 million for subordinate mortgage loans and $70.0 million for wet funded loans. The facility provides for advances at 98.0% of the market value of first mortgage loans, and 95.0% of the market value of subordinate mortgage loans, not to exceed 100% of loan amount, funded through this facility.

IXIS Real Estate Capital Inc. Master Repurchase Agreement Warehouse Facility. We had a $250.0 million committed warehouse and repurchase facility with IXIS that would have matured in June 2005. This facility was amended in May 2005 in order to increase the committed facility to $500.0 million and to extend the expiration date to May 2006. The facility provides for sub-limits of $25.0 million for Alt-A subordinate mortgage loans, $50.0 million for subprime subordinate mortgage loans, $40.0 million for non-owner occupied, $150.0 million for interest-only loans, and $200.0 million for wet funded loans. The facility provides for advances at 98% of the market value of first mortgage loans, and 95% of the market value of subordinate mortgage loans, not to exceed 100% of loan amount, funded through this facility.

Wachovia Bank, N.A. Facilities. We have a $1.0 billion committed repurchase facility with Wachovia Bank, N.A. that matures in March 2006. This facility provides for sublimits of $105.0 million for wet funded loans, $15.0 million for subordinate mortgage loans, and $50.0 million for balloon loans. This facility provides for advances at 98% of the market value of the mortgage loans, not to exceed 100% of the loan amount.

Credit Suisse First Boston. In January 2005, we entered into a $150.0 million committed and $150.0 million uncommitted repurchase facility that matures in January 2006. This facility provides for sublimits of $90.0 million for wet funded loans, $37.5 million for subordinate mortgage loans, $50.0 million for loans aged 30 to 60 days, $10.0 million for loans aged 120 to 181 days, and $3.0 million for repurchased loans. The facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility.

Merrill Lynch. In February 2005, we entered into a $500.0 million committed repurchase facility that matures in February 2006. This facility provides for sublimits of $166.5 million for wet funded loans, $83.0 million for interest only loans, $25.0 for subordinate mortgage loans, $16.5 million for jumbo loans, $16.5 million for aged loans, and $25.0 million for mortgage loans with a balloon payment. This facility provides for advances at 98% of the market value of first mortgage loans and 95% of the market value of subordinate mortgage loans, not to exceed 100% of the loan amount funded through this facility.

If we reach a sub-limit for a particular loan type, we will be restricted from funding the loans of that type under the applicable warehouse facility until capacity under the sub-limit has been cleared.

The following table summarizes our warehouse and repurchase facilities as of March 31, 2005 and December 31, 2004 and our total facility amount as of March 31, 2005:

Warehouse, Repurchase and Aggregation Lender

	Expiration Date	Total Facility Amount as of March 31, 2005	Wet Funding Sub-Limit	Amount Outstanding
				March 31, 2005	December 31, 2004
	(in thousands)
Countrywide Warehouse Lending	May 2005	$400,000	$90,000	$98,759	$235,939
UBS Real Estate Securities	Jul. 2005	750,000	70,000	294,366	400,563
IXIS Real Estate Capital	May 2006	250,000	100,000	104,037	154,412
Wachovia Bank, N.A.	Mar. 2006	1,000,000	105,000	60,583	103,393
Credit Suisse First Boston	Jan. 2006	300,000	90,000	224,051	—
Merrill Lynch	Feb. 2006	500,000	166,500	116,426	—
Total		$3,200,000	$621,500	$898,222	$894,307

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statements purposes. As of March 31, 2005, the amount outstanding under these borrowing arrangements was $3.1 million.

Cash Flow

Cash used in operating activities increased to $1,772.5 million for the three months ended March 31, 2005 from $77.0 million provided by operating activities for the three months ended March 31, 2004. This increase is mainly due to the change in mortgage loans held for sale of $1,726.6 million.

Cash used in investing activities increased to $0.7 million for the three months ended March 31, 2005 from $0.2 million for the three months ended March 31, 2004. The increase was due to the acquisition of furniture and equipment of $2.7 million, less cash received from residual interests of $1.0 million and principal payments on loans held for investment of $1.0 million.

Cash flow from financing activities increased to $1,843.3 million for the three months ended March 31, 2005 from $53.0 million used from financing activities for the three months ended March 31, 2004. The increase is mainly due to the advance on uncompleted loan sales of $135.9 million, $1,599.5 million from closing an “on-balance sheet” securitization on March 18, 2005, and from $350.0 million in proceeds from our initial public offering, which were offset by an increase in restricted cash of $243.7 million.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects of general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. In 2001, the Federal Reserve reduced the targeted federal funds rate on 11 occasions for a total of 475 basis points. Inflation remained low in 2002 and 2003, which reflects that interest rates remained fairly steady in 2002, only dropping 50 basis points in 2002 and 25 basis points in the first half of 2003. However, in 2004 the federal funds rate was increased five times by a total of 125 basis points and in 2005, through March 31, there have been two additional increases totaling 50 basis points.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We may hedge the economic value of funded loans that are held for sale but not yet allocated to an investor sale commitment. Once a loan has been funded, our risk management objective for our mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value of our mortgage loans.

Forward-looking risk management

When we have established our portfolio of mortgage loans for investment, our risk management will focus on protecting against possible “compression” in the net interest margin with respect to the investment portfolio. The “yield curve” creates this risk because of different repricing durations for instruments with different maturities. In substance, the hedging objective is to protect the net interest margin by matching repricing durations for our mortgage loan portfolio and the corresponding funding sources. For accounting purposes, these hedges are called cash flow hedges, and the accounting is different than for fair value hedges.

Our mortgage loans have longer repricing durations and we may not be able to obtain matched repricing durations for the corresponding funding sources since borrowings generally have a shorter repricing duration than our mortgage loans where the initial rate is fixed for one to five years for hybrid/adjustable-rate mortgage loans and does not change for fixed rate loans. We intend to hedge these loans with interest rate swap agreements, Eurodollar futures contracts and cap agreements in order to match the repricing durations of the loans and our funding sources.

Interest Rate Risk

The objective in managing interest rate risk is to monitor and assess the potential risk associated with changes in interest rates and their impact on our business. If necessary, we can attempt to mitigate a portion of such risk through effective interest rate management tools that are considered hedges, such as financial futures, forward-sale commitments and options and interest rate swaps and caps.

In addition to our interest rate risk described above, we will be subject to interest rate exposure relating to the portfolio of mortgage loans we intend to hold. Changes in interest rates will impact our future earnings in various ways. While we will originate and hold in our loan portfolio primarily hybrid/adjustable-rate mortgage loans, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for a number of reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our mortgage loans because the reset dates on our borrowings generally occur sooner than that of the hybrid/adjustable-rate mortgage loans and our fixed rate loans, by definition, do not have a reset date. The interest expense on the mortgage-backed securities is typically adjusted monthly relative to market interest rates, generally the one-month LIBOR. The interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans, generally for the first two or three years from origination in the case of hybrid/adjustable-rate loans or for life in the case of fixed rate loans, while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield which generally adjusts monthly. Second, interest rates on hybrid/adjustable-rate mortgage loans may be capped for the first adjustment, per adjustment period and for the life of the loan (commonly referred to as the initial cap, the periodic cap and the lifetime cap, respectively), and our borrowings may not have similar limitations. Third, interest rates on hybrid/adjustable-rate mortgage loans typically change less frequently than the applicable interest rates on our liabilities and the interest rates on our fixed rate loans do not change.

Interest rates can also affect our net return on mortgage loans. During a declining interest rate environment, the prepayment rates of mortgage loans may accelerate, shortening the lives of those assets and thereby reducing the amount of excess interest we can earn on those assets. In contrast, during an increasing interest rate environment, mortgage loans may prepay slower than expected, lengthening the lives of those assets and increasing the period over which we earn excess interest on those assets, however, potentially increasing the expected losses on those assets.

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

Conversely, the rate of prepayment on mortgage loans may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our hybrid/adjustable-rate mortgage loans over a longer time period, resulting in an increased yield on our mortgage loans.

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, mortgage loan defaults may increase and result in credit losses that would adversely affect our liquidity and results of operations.

Interest rate changes may also impact our equity as our securities, mortgage loans and derivative financial instruments are carried at either fair value or the lower of cost and market. We seek to hedge to some degree changes in value attributable to changes in interest rates by selling Eurodollar futures contracts or entering into cap and swap contracts. However, the relationship between spreads on securities may vary from time to time, resulting in a net aggregate book value increase or decline. However, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our loan portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

Mortgage loans held for sale as of March 31, 2005 and December 31, 2004 were comprised of adjustable and fixed-rate mortgage loans. In the case of hybrid/adjustable-rate mortgage loans, the interest rate changes at various intervals and is generally subject to lifetime caps. The rates on the fixed-rate loans do not change. However, should interest rates move significantly before we sell the loans, we could be materially affected by the change in interest rates as changes in market interest rates affect the fair value of our mortgage loans held for sale. We attempt to mitigate this exposure to interest rate risk partially by selling Eurodollar futures contracts. For example, as interest rates increase and the value of our loans decreases (and the expected cash to be received in a sale transaction declines), the value of our short position in Eurodollar futures contracts increases, offsetting, to some extent, the decline in the value of the loans held for sale.

Mortgage loans held for investment as of March 31, 2005 were comprised of adjustable and fixed-rate mortgage loans. We generally seek to finance our portfolio of mortgage loans held for investment with long-term debt and in March 2005 issued mortgage-backed certificates, or bonds, that finance a significant portion of our mortgage loans held for investments. Some portion of our mortgage loans held for investment are financed by warehouse lines of credit as they await securitization. While the long-term debt issued in securitizations is non-recourse to us, changes in interest rates affect our total return on our investment in the related mortgage loans. We pass through principal payments received from borrowers to repay the principal on the mortgage-backed bonds. Interest on the bonds is paid out of the interest payment received from borrowers. We receive amounts in excess of the interest paid on the bonds as a return on our investment in the mortgages. This excess cash flow also serves as a credit enhancement to the bonds by absorbing credit losses realized on the mortgage loans. The excess cash flow we receive will also increase or decrease depending upon fluctuations in interest rates. As the interest rate on the bonds resets more frequently than the interest rate on our loans, and interest rates increase our excess cash flow decreases. Conversely, as interest rates decrease, our excess cash flow increases. We attempt to mitigate our exposure to this interest rate risk partially by entering into cap and swap contracts. For example, as interest rates increase, we may receive cash payments from the counterparties to the cap and/or swap contracts that offset the increased payments made for interest expense on the bonds.

Residual Interests. We had residual interests of $15.6 million and $20.2 million outstanding at March 31, 2005 and December 31, 2004, respectively. Residual interests are recorded at estimated fair value. We value these assets based on the present value of estimated future cash flows using various assumptions. The discount rates used to calculate the present value of the residual interests were 33.00%, 18.00%, and 18.00% for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively. The weighted average life of the mortgage loans used for valuation was 3.06 years, 2.69 years, and 3.02 years for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively.

Most of our residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, we review the fair value of our residual interests by analyzing prepayment, credit loss and discount rate assumptions in relation to actual experience and current rates of prepayment and credit loss prevalent in the industry.

Although management believes that the assumptions used to estimate the fair values of our retained residual interests are reasonable, we cannot assure the accuracy of the assumptions or estimates.

The residual interests are subject to actual prepayment or credit loss risk in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should actual prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should actual prepayments or credit losses be below expectations.

The table below illustrates the resulting hypothetical fair values of our residual interests at March 31, 2005 and December 31, 2004 caused by assumed immediate increases to the key assumptions used to determine fair value:

	March 31, 2005	December 31, 2004
	(in thousands)
Carrying value / fair value of residual interests	$15,603	$20,167
Prepayment speed assumption:
Fair value after:
Impact of a 10% increase	$15,471	$19,697
Impact of a 20% increase	15,012	18,983
Credit loss assumption:
Fair value after:
Impact of a 10% increase	$14,574	$18,870
Impact of a 20% increase	14,077	17,832
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% increase	$14,969	$19,359
Impact of a 20% increase	14,368	18,594
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% increase	$13,107	$16,917
Impact of a 20% increase	11,084	14,037

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

Credit Spread Exposure

The mortgage-backed securities we issue are also subject to spread risk. We expect that the majority of these securities are adjustable-rate securities valued based on a market credit spread to U.S. Treasury security yields. In other words, their value depends on the yield demanded on these securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on the securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value the securities. Under these conditions, the funding costs for new issuances of our mortgage-backed securities would tend to increase, thus reducing our net interest margin. Conversely, if the spread used to value these securities were to decrease or tighten, our funding costs for new issuances of our mortgage-backed securities would tend to decrease. Changes in future funding costs may affect our net equity, net income or cash flow directly or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the forward yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our securities and therefore our funding costs. This would have similar effects on our financial position and operations as would a change in spreads.

Item 4.	Controls and Procedures

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

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

As a public company, we will be required to report on our internal controls in accordance with the provisions of section 404 of the Sarbanes-Oxley Act. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In our undertaking of this continuous effort, it is likely that we will identify various control deficiencies, some of which may be significant deficiencies or material weaknesses as defined by the rules of the Public Company Accounting Oversight Board. We will assess the significance of any control deficiencies that come to our attention and determine the extent to which such deficiencies may be mitigated or require remediation.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We have been involved, from time to time, in a variety of mortgage lending related claims and other matters in the ordinary course of our business. In our opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On February 11, 2005, the sole stockholder of our common stock, by unanimous written consent, approved the ECC Capital 2004 Incentive Award Plan.

Item 5.	Other information

Stockholders may submit proposals on matters appropriate for stockholder action at an annual meeting of ECC Capital consistent with Rule 14a-8 promulgated under the Exchange Act and our Amended and Restated Bylaws. To be properly considered at the 2006 Annual Meeting of Stockholders, notice of any stockholder proposals must be given to our Secretary in writing between November 19, 2005 and December 19, 2005. If the proposal is not received between November 19, 2005 and December 19, 2005, it will be considered untimely. Proposals should be directed to the attention of the Corporate Secretary, ECC Capital Corporation, 1833 Alton Parkway, Irvine, CA 92606.

In selecting and making recommendations to the board of directors for director nominees, our Nominating and Corporate Governance Committee may consider suggestions from our stockholders. Any such director nominations, together with appropriate biographical information, a detailed resume (including information reasonably required to determine whether the nominee is qualified to serve on our audit committee), and the proposed nominee’s relationship to the stockholder, should be submitted by the stockholder(s) to the Chairman of the Nominating and Corporate Governance Committee of the Board of Directors, c/o ECC Capital Corporation, 1833 Alton Parkway, Irvine, California 92606.

In describing the proposed nominee’s relationship with the stockholder, the nominating stockholder should include the following information:

•	if the recommending stockholder or any member of the recommending stockholder group is a natural person, whether the recommended director candidate is the recommending stockholder, a member of the recommending stockholder group, or a member of the immediate family of the recommending stockholder or any member of the recommending stockholder group;

•	if the recommending stockholder or any member of the recommending stockholder group is an entity, whether the recommended director candidate or any immediate family member of the recommended director candidate has been an employee of the recommending stockholder or any member of the recommending stockholder group during the then-current calendar year or during the immediately preceding calendar year;

•	whether the recommended director candidate or any immediate family member of the recommended director candidate has, during the year of the nomination or the preceding three fiscal years of the Company, accepted directly or indirectly any consulting, advisory, or other compensatory fee from the recommending stockholder or any member of the group of recommending stockholders or any affiliate of any such holder or member, provided that compensatory fees would not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with such holder or any such member (provided that such compensation is not contingent in any way on continued service);

•	whether the recommended director candidate is an executive officer, director (or person fulfilling similar functions) of the recommending stockholder or any member of the recommending stockholder group, or of an affiliate of the recommending stockholder or any such member of the recommending stockholder group; and

•	whether the recommended director candidate controls the recommending stockholder or any member of the recommending stockholder group (or in the case of a holder or member that is a fund, an interested person of such holder or any such member as defined in Section 2(a)(19) of the Investment Company Act).

In addition, the nominating stockholder must provide us with such information as may be reasonably required to determine whether the nominee meets the standards of independence established by the New York Stock Exchange. We may request other information as may be reasonably required to determine whether the nominee meets the minimum director qualifications established by the board of directors and to enable us to make appropriate disclosures to stockholders entitled to vote in the next election of directors.

A member of the Nominating and Corporate Governance Committee will preliminarily review each potential candidate’s qualifications in light of our Corporate Governance Guidelines. In connection with this review, candidates shall complete and return to the Nominating and Corporate Governance Committee a Directors and Officers’ Questionnaire prepared by us. In making its assessment of nominees, the Nominating and Corporate Governance Committee seeks candidates who meet the current challenges and needs of the board of directors. The Nominating and Corporate Governance Committee will consider issues of independence, knowledge, judgment, skills, education, character, standing in the community, and industry and financial background and experience. If the initial reviewing Nominating and Corporate Governance Committee member preliminarily determines that the potential candidate is qualified to fill a vacancy or satisfy a particular need after a preliminary inquiry, the full board of directors will make an investigation and interview the potential candidate, as necessary, to make an informed final determination. During this process, the Nominating and Corporate Governance Committee will solicit input from our Chief Executive Officer and members of our senior management, as the board of directors deems appropriate, during the interview and evaluation process, whether the candidate was recommended by a member of the board of directors or by a stockholder.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed April 8, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 6, 2005).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

4.2	Form of Registration Rights Agreement by and between Registrant, Friedman, Billings, Ramsey Group, Inc. and Milestone Advisors LLC (incorporated by reference to Exhibit 10.49 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2005.

ECC CAPITAL CORPORATION

By:	/s/ Greg Lubushkin
Greg Lubushkin
Chief Accounting Officer
(Principal Accounting Officer)