Form 10-Q
period 2005-06-30
ECC Capital CORP
filed 2005-08-15
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32430

ECC CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	84-1642470
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

1833 Alton Parkway, Irvine, California	92606
(Address of principal executive offices)	(Zip Code)

(949) 856-8300

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report

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

As of August 12, 2005, the Registrant had 99,753,532 shares of common stock outstanding.

ECC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$22,989	$22,023
Restricted cash	2,250	2,250
Other receivables	9,147	10,379
Mortgage loans held for sale, net	1,922,322	911,784
Mortgage loans held for investment, net	3,110,534	—
Accrued mortgage loan interest	27,889	1,581
Residual interests in securitization	14,834	1,917
Residual interests in securitization, pledged as collateral	—	18,250
Prepaid expenses and other assets	26,209	14,576
Mortgage servicing rights	8,150	—
Equipment and leasehold improvements, net	13,008	8,440
Deferred tax asset	30,904	16,346

Total assets	$5,188,236	$1,007,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse and repurchase facilities	$1,872,686	$894,307
Long-term debt	2,909,292	—
Securities sold under agreements to repurchase	—	3,970
Accounts payable and accrued expenses	44,205	40,131
Dividends payable	21,944	—
Income tax payable	—	16,189

Total liabilities	4,848,127	954,597
Commitments and contingencies
Stockholders’ equity
Common stock authorized, 200,000,000 shares of $0.001 par value at June 30, 2005 and December 31, 2004; issued and outstanding, 98,517,419 shares at June 30, 2005 and 37,842,733 at December 31, 2004	98	38
Additional paid in capital	372,583	12,358
Accumulated other comprehensive income	68	76
Deferred compensation	(3,196)	(242)
Retained earnings	(29,444)	40,719

Total stockholders’ equity	340,109	52,949

Total liabilities and stockholders’ equity	$5,188,236	$1,007,546

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(unaudited)
Revenues
Interest income	$65,329	$11,361	$90,800	$22,051
Interest expense	(33,633)	(6,391)	(46,936)	(11,983)

Net interest income	31,696	4,970	43,864	10,068
Provision for loan losses - Loans held for investment	3,510	—	6,010	—

Net interest income, after provision for loan losses	28,186	4,970	37,854	10,068
Gain on sale of loans, net	764	38,311	2,887	65,614
Other income / (expense) - derivatives	(29,264)	36	(18,372)	(915)

Total revenues	(314)	43,317	22,369	74,767

Expenses
Salaries and related expenses	19,145	10,115	34,269	21,399
Occupancy expense	2,056	1,186	4,024	2,386
Operating expenses	16,751	9,800	28,508	16,716
Professional fees	2,933	2,380	5,796	3,337

Total expenses	40,885	23,481	72,597	43,838

Earnings / (loss) before income taxes	(41,199)	19,836	(50,228)	30,929
Provision / (benefit) for income taxes	(2,519)	7,897	(8,850)	12,247

NET INCOME / (LOSS)	$(38,680)	$11,939	$(41,378)	$18,682

Net income / (loss) per share of common stock
Basic	$(0.40)	$0.60	$(0.52)	$0.93
Diluted	$(0.40)	$0.28	$(0.52)	$0.44

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income/(loss)	$(41,378)	$18,682
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	2,225	1,054
Provision for loan losses	6,010	—
Change in mortgage loans held for sale	(4,219,073)	(167,429)
Fair value adjustment of residual interest	5,051	(1,400)
Accretion of residual interest	(1,514)	(383)
Mortgage servicing rights	(9,110)	—
Amortization of mortgage servicing rights	960	—
Compensation charge from stock options	2,011	11
Amortization of discount on subordinate debt	—	1,123
Net increase in trading securities	(886)	(3,426)
Other	(2)	3 8
Net change in :
Other receivables	1,232	2,640
Accrued mortgage loan interest	(26,308)	595
Accrued interest payable	818	—
Prepaid expenses and other assets	(10,747)	(4,655)
Deferred and prepaid tax	(14,558)	(3,316)
Accounts payable and accrued expenses	26,330	7,017
Income tax payable	(16,189)	2,151

Net cash provided by/(used) in operating activities	(4,295,128)	(147,298)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(6,296)	(1,237)
Principal payments received on loans held for investment	91,991	—
Cash received from residual interest	1,788	90

Net cash provided by/(used) in investing activities	87,483	(1,147)
Cash flows from financing activities:
Net increase in warehouse lines of credit	978,379	158,191
Proceeds from issuance of long-term debt	3,000,465	5,613
Principal payments on long-term debt	(91,991)	—
Payments of reverse repurchase agreement	(3,970)	—
Payments of capital lease obligations	(807)	(136)
Restricted cash	—	(1,375)
Dividends declared	(28,785)	(106)
Proceeds from issuance of preferred stock	—	3,000
Proceeds from the issuance of stock options and stock warrants	5,357	—
Proceeds from issuance of common stock	349,963	—

Net cash provided by/(used) in financing activities	4,208,611	165,187

Net increase in cash and cash equivalents	966	16,742
Cash at beginning of the period	22,023	5,483

Cash at end of the period	$22,989	$22,225

Supplemental cash flow information:
Cash used to pay interest	$41,654	$12,500
Cash used to pay income taxes	19,466	10,673
Supplemental non-cash financing activity:
Fixed assets acquired through capital leases	$495	$1,270
Transfer of loans held for sale to held for investment	3,208,535	—

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ORGANIZATIONAL AND ACCOUNTING POLICIES

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2005 and December 31, 2004 and the consolidated results of operations and cash flows for the six months ended June 30, 2005 and 2004. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s 10-K for the year ended December 31, 2004. The results for the six months ended June 30, 2005 are not necessarily indicative of the expected results for the year ending December 31, 2005.

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

On February 18, 2005, the Company completed its initial public offering and conversion to a REIT. Prior to the completion of the initial public offering, ECC Capital formed a wholly-owned subsidiary, ECC Merger Sub, for the interim purpose of effecting the merger. Encore Credit Corp. merged with ECC Merger Sub, with Encore Credit Corp. surviving. In connection with the merger, the shareholders of Encore Credit Corp. received 1.183 shares of common stock of ECC Capital for each share of common stock, Series A preferred stock and Series B preferred stock of Encore Credit. In addition, each outstanding option to purchase Encore Credit Corp. common stock was assumed by the Company and adjusted to reflect the exchange ratio in the merger. Each warrant to purchase Encore Credit Corp. common stock was exercised prior to the merger. Following the initial public offering, Encore Credit became a wholly-owned subsidiary of ECC Capital.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The issuance of shares by the Company to the stockholders of Encore Credit Corp. was accounted for as a transaction between entities under common control. The assets and liabilities of Encore Credit Corp. were recorded by the Company at the time of the transaction at their carrying value. The accompanying financial statements present the financial position, results of operations and cash flows of the Company as if these transactions occurred as of the beginning of the periods presented. Transactions and activity affecting stockholders’ equity in the six months ended June 30, 2005 are summarized as follows (dollars in thousands):

	Common stock	Preferred stock	Additional Paid in Capital	Accumulated other comprehensive income	Deferred compensation	Retained earnings	Total
Balance reported by Encore Credit Corp. at December 31, 2004	$22	$10	$12,364	$76	$(242)	$40,719	$52,949
Conversion of Encore preferred and common to ECC Capital common stock	16	(10)	(6)		—	—	—

Balance at December 31, 2004 adjusted for conversion	38	—	12,358	76	(242)	40,719	52,949
Exercise of options and warrants	3		5,337			—	5,340
Sale of common stock	56		353,613			—	353,669
Offering expenses			(3,706)				(3,706)
Issuance of restricted stock	1		4,981		(4,965)	—	17
Amortization of deferred compensation expense					2,011		2,011
Dividends						(28,785)	(28,785)
Net loss						(41,378)	(41,378)
Other comprehensive income - fair value adjustment to available-for-sale securities				(8)			(8)

Balance at June 30, 2005	$98	$—	$372,583	$68	$(3,196)	$(29,444)	$340,109

Principles of Consolidation

The consolidated financial statements of the Company include the financial position and results of ECC Capital Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation.

The Company has formed a special purpose entity for the purpose of facilitating financing of its loans through securitizations (see Note F). The Company has retained certain servicing rights and the excess interest spread between the rate paid by the borrowers and the rate paid to the noteholders. The structure of the trust limits its activities to holding the transferred assets and transferring cash collected to the entity’s beneficial interest holders. The trust does not meet the definition of a qualified special purpose entity as defined by Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as: (i) the Company retains certain discretionary rights as servicer of the mortgage loans transferred to the trust, (ii) the Company holds a right to repurchase any of the loans in the trust aggregating up to 1% of the initial principal balance of the transferred loans, and (iii) the trust may, with the approval of the beneficial interest holders, acquire derivative financial instruments. The trust is considered a variable interest entity (VIE) as defined by FASB Interpretation No. 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. The Company is considered the primary beneficiary of the trust because, as the recipient of the excess cash flows from the trust, the Company’s interests in the trust are exposed to the majority of the variability in the trust’s cash flows. As the primary beneficiary of the trust, the Company has consolidated the assets and liabilities of the trust in the accompanying financial statements.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee advances

Employee advances totaling $364,000 are included in prepaid expenses and other assets. These advances bear interest at 6% and are due in September 2005.

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

In connection with our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date. We charge off uncollectible loans at the time of liquidation. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment. We believe the allowance for credit losses is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. The provision for losses is charged to our consolidated statement of earnings and losses incurred on mortgage loans held for investment are charged to the allowance.

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on non-accrual status when any concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. As of June 30, 2005 and 2004, there were loans with an unpaid principal balance of $8,591,000 and $0 on non-accrual status, respectively.

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

Prior to its initial public offering, the Company generally sold mortgage loans to third parties in exchange for cash, and retained interests in the loans. The third party then transferred the mortgage loans to a Real Estate Mortgage Investment Conduit (the “REMIC” or “Trust”), which was a QSPE, as defined by SFAS 140. The Trust, in turn, issued interest bearing asset-backed securities (the “Certificates”). The Certificates were sold without recourse except that the Company provides representations and

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

warranties customary to the mortgage banking industry with respect to loans transferred to the Trust. The Trust used the cash proceeds from the sale of the Certificates to pay the Company the purchase price for the mortgage loans. The Trust also issued certificates representing interests in the excess interest spread and other residuals. The excess interest spread represents the present value of estimated cash flows that the holder of such Certificates will receive as a result of the interest collected from borrowers exceeding the interest paid to securityholders by the Trust. The Company retained the Certificates representing the excess interest spread and other residuals, herein referred to as residual interests. In addition, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization” or “OC”) held by the Trust. The servicing agreements require that the OC be maintained at certain levels. At June 30, 2005, the OC balance related to these residual interests was $20,082,000.

The Company allocates its basis in the mortgage loans and residual interests between the portion of the assets sold through the Certificates and the portion of retained interest based on the relative fair values of those portions on the date of sale. The Company recognizes gains or losses attributable to the changes in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as either available-for-sale or trading securities. At June 30, 2005, the Company had $404,000 in residual interests classified as available-for-sale and $14,430,000 in residual interests classified as trading securities. The Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate commensurate with the risks involved. Increases to the fair value of available-for-sale residual interests are recorded as unrealized gains, net of tax, as a component of other comprehensive income, with the yield being adjusted on a prospective basis. Decreases to the fair value, that are considered to be other than temporary, are recorded as a loss against earnings in the period of the change. Changes to the fair value of trading residual interests are recorded through earnings as a component of the gain on sale of loans.

The Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s residual interests are subordinated to the Certificates until the Certificate holders are fully paid.

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSR”) represent the value of servicing rights retained after loans are sold or securitized. The Company allocates its basis in the mortgage loans and MSRs between the portion of the assets sold and the portion of the retained interests based on the relative fair value of those portions on the date of securitization. The carrying values of MSRs are amortized as a reduction to interest income over the life of the assets. Periodically, these assets are evaluated for impairment and a reserve is established when the carrying value exceeds the fair value.

Derivative Instruments

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets, mortgage loans held for sale and the repricing of long-term debt issued in securitization transactions, the Company uses derivative financial instruments such as Eurodollar futures contracts, interest rate caps, and interest rate swaps. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to partially offset changes in interest income and cash flows as interest rates change. The derivative financial instruments and any related margin accounts are included in prepaid expenses and other assets on the consolidated balance sheets and are carried at their fair value. Changes in the fair value of derivative instruments are reported as Other income/expense – derivatives within the consolidated statement of operations. At June 30, 2005, the Company held the following positions in derivatives (dollars in thousands):

	June 30, 2005		December 31, 2004		Term
Contract	Notional amount	Fair value	Notional amount	Fair value
Eurodollar futures	$16,547,000	$(2,263)	$4,056,000	$(5,942)	Various through June 2009
Interest rate swaps	1,805,112	(13,511)	—	—	Amortizing through February 2010
Interest rate cap	275,550	4,719	—	—	Amortizing through February 2008

		$(11,055)		$(5,942)

The notional amount of Euro Dollar futures contracts is greater than the outstanding balance of items they hedge because there are multiple Euro Dollar futures contracts at various maturities covering the same hedged items for different periods. During the

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

six months ended June 30, 2005, the Company recorded a loss of $18,372,000 related to these derivatives, representing $14,621,000 in fair value adjustments and settlement payments of $3,751,000 on the swap and cap. At June 30, 2005 the Company was required by a counterparty to maintain a margin deposit against the Eurodollar futures of $14,450,000. As the counterparty and the Company have a right of offset, the net margin deposit of $12,187,000 is included with the carrying value of the derivatives included in prepaid expenses and other assets.

Income Taxes

The Company is not subject to tax on the earnings of the REIT it distributes to its stockholders as long as it distributes at least 90% of its taxable REIT earnings to its stockholders each year and satisfies other qualifying tests. The Company has elected to have its wholly-owned subsidiary, Encore Credit Corp., treated as a taxable REIT subsidiary (TRS). As a TRS, Encore Credit Corp. is subject to federal and state taxes on its income. Accordingly, the Company reports a provision for taxes based upon the earnings of Encore Credit Corp. using the asset and liability method of accounting for income taxes.

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

From time to time, Encore Credit sells loans to ECC Capital. The sales are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in the separate accounts of ECC Capital. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between ECC Capital’s tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore Credit in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. At June 30, 2005 management determined that it is unlikely that Encore Credit will pay tax related to the intercompany gain arising on intercompany sales occurring in 2005 and that the tax effect of intercompany gains should reduce the tax benefit that would otherwise have been recorded in the second quarter. The effect was to reduce the consolidated tax benefit recorded by the Company by approximately $13.5 million for the six months ended June 30, 2005.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Net income / (loss):
As reported	$(38,680)	$11,939	$(41,378)	$18,682
Compensation expense	(173)	(57)	(223)	(66)

Pro forma	$(38,853)	$11,882	$(41,601)	$18,616

Income / (loss) per share:
Basic, as reported	$(0.40)	$0.60	$(0.52)	$0.93
Basic, pro forma	$(0.40)	$0.59	$(0.52)	$0.93
Diluted, as reported	$(0.40)	$0.28	$(0.52)	$0.44
Diluted, pro forma	$(0.40)	$0.28	$(0.52)	$0.44

The fair value of each pre-IPO option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate at the date of grant which ranged from 3.55% to 4.76%; and expected life of 5 years. The assumptions utilized in valuing the grants of options during the six months ended June 30, 2005 were: dividend yield of 10%; expected volatility of 45%; risk-free interest rate at the date of grant which ranged from 4.06% to 4.31%; and expected life of 4.5 years.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings / (loss) per share were calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)
Basic earnings /(loss) and diluted earnings	$(38,680)	$11,939	$(41,378)	$18,682

Weighted average number of shares issued	97,088	20,025	79,377	20,025
Weighted average number of unvested restricted stock	724	—	524	—
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	1,421	2,794	1,586	2,794
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	—	5,943	359	5,943
Dilutive effect on assumed conversion of preferred stock outstanding	—	13,253	2,949	13,253

Diluted shares	99,233	42,015	84,795	42,015

Earnings / (loss) per share:
Basic	$(0.40)	$0.60	$(0.52)	$0.93
Diluted	$(0.40)	$0.28	$(0.52)	$0.44

A total of 1,272,000 shares are excluded from diluted shares outstanding at June 30, 2005 because the exercise price exceeded the fair value of the stock at that date and, therefore, the effect would be anti-dilutive. For the three and six months ended June 30, 2005, basic and diluted earnings per share have been calculated based on 97,088,000 and 79,337,000 weighted average shares outstanding, respectively, as using the diluted shares outstanding in the calculation would have had an anti-dilutive effect due to the Company incurring a loss.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 replaces Opinion 20 and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for the fiscal years beginning after December 15, 2005. The Company believes that SFAS 154 will not have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to the June 30, 2005 presentation.

NOTE B - LOANS HELD FOR SALE

Mortgage loans held for sale at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	Weighted Average Coupon	December 31, 2004	Weighted Average Coupon
	(in thousands)
Mortgage loans held for sale	$1,901,351	7.25%	$899,482	7.08%
Net deferred origination costs	20,971		12,302

Loans, net	$1,922,322		$911,784

Gain on sale of loans was comprised of the following components for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Premium from whole-loan sales	$12,559	$70,441	$27,094	$126,140
Provision for repurchases	(1,982)	(3,074)	(2,749)	(4,384)
Non-refundable loan fees, net	1,088	1	1,139	16
Lower of cost or market adjustment for loans held for sale	(1,300)	612	(1,417)	(652)
Deferred origination costs	(9,007)	(30,595)	(16,184)	(56,432)
Fair value adjustment of residual interest	(594)	926	(4,996)	926

Gain on sale of loans, net	$764	$38,311	$2,887	$65,614

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - LOANS HELD FOR INVESTMENT

The components of mortgage loans held for investment at June 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

	June 30, 2005	Weighted Average Coupon	December 31, 2004
Unpaid principal balance of mortgage loans	$3,073,620	7.28%	$—
Net deferred origination costs	42,924		—
Allowance for loan losses	(6,010)		—

	$3,110,534		$—

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
Beginning balance	$—	$—
Additions	6,010	—
Charge-offs, net	—	—

Ending balance	$6,010	$—

NOTE D - RESIDUAL INTEREST

The following table summarizes activity in residual interests (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
Beginning balance	$20,167	$1,596
Residual interests from securitization	—	15,881
Mark-to-market adjustment	(5,059)	1,483
Accretion of residual interests	1,514	383
Cash received from residual interests	(1,788)	(90)

Ending balance	$14,834	$19,253

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations and in the shared execution to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table:

	June 30, 2005	December 31, 2004
	(in thousands)
Carrying value/fair value of residual interests	$14,834	$20,167

Assumed weighted average life in years	1.52	2.92
Decline in fair value with 10% adverse change	$1,165	$471
Decline in fair value with 20% adverse change	$3,064	$1,184

Assumed cumulative pool losses	3.17%	3.17%
Decline in fair value with 10% adverse change	$417	$1,297
Decline in fair value with 20% adverse change	$882	$2,336

Assumed discount rate	19.41%	19.60%
Decline in fair value with 10% adverse change	$554	$808
Decline in fair value with 20% adverse change	$1,086	$1,573

Interest rate assumptions	1-month LIBOR	1-month LIBOR
Decline in fair value with 10% adverse change	$1,313	$3,250
Decline in fair value with 20% adverse change	$2,698	$6,130

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

NOTE E – MORTGAGE SERVICING RIGHTS

Mortgage servicing assets represent the carrying value of our mortgage loan servicing rights. The following table summarizes activity in mortgage servicing assets for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
	(unaudited)
Balance, beginning of period	$—	$—
Additions	9,110	—
Amortization	(960)	—

Balance, end of period	$8,150	$—

The addition of $9.1 million for the six months ending June 30, 2005 represents the value of servicing rights from the two securitization transactions executed during 2005.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – WAREHOUSE AND REPURCHASE FACILITIES

The Company has entered into warehouse line of credit, repurchase, and aggregation facilities for the funding of mortgage loans as follows:

	Advance amount (dollars in thousands)
Maximum warehouse, repurchase, and aggregation facility amount	Wet funding sub-limit	June 30, 2005	December 31, 2004	Maturity date
$300,000	$90,000	$206,272	$235,939	July 22, 2005
750,000	70,000	512,308	400,563	July 30, 2005
500,000	200,000	373,632	154,412	February 17, 2006
1,000,000	100,000	276,569	103,393	March 31, 2006
300,000	90,000	231,655	—	January 13, 2006
500,000	166,500	144,505	—	February 28, 2006
300,000	105,000	127,745	—	May 15, 2006

$3,650,000	$821,500	$1,872,686	$894,307

Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. The Company is charged a margin over the London Interbank Offered Rate, or LIBOR, which varies within warehouse lines based on tranches with dry funded loans carrying the lowest rate and non-performing loans carrying the highest rate (few loans fall into the non-performing category). The majority of the Company’s fundings are wet loan fundings, which become dry loan fundings once all the documentation has been delivered to the custodian. The interest rate on wet loan fundings is 0 to 25 basis points higher than that of dry loan fundings, varying between warehouse lines. The weighted average interest rate on these facilities was 4.39% and 3.19% as of June 30, 2005 and December 31, 2004, respectively. As security for the repayment of the warehousing line of credit, the lenders have taken a security interest in the underlying mortgage loans. In addition, in order to secure one line, the Company is required to maintain certain minimum cash balances, which have been classified as restricted cash. The cumulative amount of restricted cash under the minimum balance requirements at June 30, 2005 and December 31, 2004 was $2,250,000. As consideration for the warehouse lines of credit, the Company paid commitment fees of approximately $1,377,000 and $590,000 for the six months ended June 30, 2005 and 2004, respectively. Interest on the warehouse lines of credit is calculated on a loan-by-loan basis and depends upon the loan type. Each of the warehouse lines requires that the Company meet certain financial covenants including minimum tangible net worth, leverage ratios, minimum liquid assets, minimum cash balances, and positive net income. These warehouse lines may also limit the Company’s ability to pay dividends. The Company determined that it was not in compliance with certain financial covenants during the second quarter of 2005 and received waivers from its lenders concerning the non-compliance with the covenants.

The Company has formed a Delaware business trust as a special purpose entity to facilitate the financing of certain of its loans held for sale. The accounts of this special purpose entity are included in the consolidated financial statements of the Company as the structure is such that the Company retains control, as defined by SFAS 140, of the assets transferred to the entity. However, the trust represents a separate entity from the Company and is considered to be bankruptcy remote from the Company. As such, the Company is not legally liable on the debts of the trust, except for an amount limited to 10% of the maximum dollar amount of the Notes permitted to be issued and to obligations resulting from certain guarantees. The Company sells loans to the trust

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

which are financed by the trust by issuing and selling to UBS Real Estate Securities (“UBS”) certain Notes. The trust had assets of $531,205,000 and $406,543,000 at June 30, 2005 and December 31, 2004, respectively, in whole-loans and liabilities representing short-term debt due UBS of $512,308,000 and $400,563,000, respectively. There were no REO properties in the trust as of June 30, 2005 and December 31, 2004.

In January 2005, we entered into a $150.0 million committed and $150.0 million uncommitted repurchase facility with Credit Suisse First Boston that matures in January 2006. This facility provides for sublimits of $90.0 million for wet funded loans, $37.5 million for subordinate mortgage loans, $50.0 million for loans aged 30 to 60 days, $10.0 million for loans aged 120 to 181 days, and $3.0 million for repurchased loans. The facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility.

In March 2005, we entered into a $500.0 million committed repurchase facility with Merrill Lynch that matures in February 2006. This facility provides for sublimits of $166.5 million for wet funded loans, $83.0 million for interest only loans, $25.0 for subordinate mortgage loans, $16.5 million for jumbo loans, $16.5 million for aged loans, and $25.0 million for mortgage loans with a balloon payment. This facility provides for advances at 98% of the market value of first mortgage loans and 95% of the market value of subordinate mortgage loans, not to exceed 100% of the loan amount funded through this facility.

In May 2005, we entered into a $300.0 million committed repurchase facility with DB Structured Products that matures in May 2006. This facility provides for sublimits of $105.0 million for wet funded loans, $15.0 million for loans aged 180 to 270 days, $15.0 million for jumbo loans, $30.0 million for subordinate mortgage loans, and $3.0 million for manufactured housing loans. This facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility.

On July 20, 2005, the warehouse line that was set to expire on July 22, 2005 was renewed. The terms of the agreement are substantially the same as the previous terms except that the maturity date has been extended to July 19, 2006, the maximum borrowing amount has been increased to $500 million committed and $250.0 million uncommitted, and the interest rate has been lowered to 0.75% over LIBOR for certain tranches.

On July 29, 2005, the warehouse line that was set to expire on July 30, 2005 was extended. The terms of the agreement are substantially the same as the previous terms except that the maturity date has been extended to October 31, 2005 and the interest rate has been lowered to 0.80% over LIBOR.

NOTE G – LONG-TERM DEBT

During the six months ended June 30, 2005, the Company completed two securitizations of mortgage loans. The Company effected the transactions by transferring mortgage loans to a bankruptcy-remote subsidiary, which, in turn, transferred the loans to an owner trust. The trust sold various classes of mortgage-backed securities, or bonds, with a face value of $3.0 billion to third parties. Proceeds from the sale of the securities were utilized to acquire mortgages from the Company at their unpaid principal balances of approximately $3.0 billion. Proceeds from the sale of the mortgage securities were used to pay transaction expenses, pay off warehouse advances and for general corporate purposes.

The mortgage-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. The interest rate on the securities resets monthly and is based upon one-month LIBOR. The weighted average interest rate payable on the Company’s long-term debt at June 30, 2005 was 3.60%. As principal payments on the underlying mortgages are paid through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds the Company estimates that the bonds will be fully repaid in 2012. The security classes have weighted average lives ranging from six to seven years.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005 and December 31, 2004, the balance of long-term debt comprised the following (dollars in thousands):

	June 30, 2005	December 31, 2004
Securitized bonds	$2,908,986	$—
Discount on bonds	(512)	—
Accrued interest on securitized bonds	818	—

Total financing on mortgage loans held for investment	$2,909,292	$—

The costs associated with issuing long-term debt are capitalized and amortized as a component of interest expense over the estimated life of the debt. Deferred bond issue costs of $8,818,000 were capitalized during the six months ended June 30, 2005. The balance of deferred bond issue costs at June 30, 2005, net of accumulated amortization was $7,451,000 and is included in prepaid expenses and other assets.

The discount on bonds reflects the difference between the proceeds received from the sale of the bonds and the face amount to be repaid over the life of the bonds. The discount is being amortized as an adjustment of interest expense over the estimated life of the bonds.

NOTE H - STOCK OPTIONS

The Company’s board of directors approved the 2004 Incentive Award Plan under which a total of 3,150,000 shares of stock have been reserved for issuance. Under the plan the board may grant stock options, issue restricted stock or issue stock appreciation rights. During the six months ended June 30, 2005 the Company granted to employees and directors options to purchase 1,272,000 shares of stock at the fair market value as of the date of grant which ranged from $6.25 to $6.75. The options vest over 2 to 5 years. During the six months ended June 30, 2005, the Company issued to employees a total of 750,000 shares of restricted stock. The fair market value of the restricted stock at the date of issuance has been recorded as deferred compensation within stockholders’ equity and is being amortized to expense as the employees vest their right to the restricted stock.

Options issued to employees under pre-IPO Encore Credit stock option plans and grants were converted to options to acquire the Company’s common stock under the terms and conditions of the initial grant. At June 30, 2005, a total of 5,042,784 options were outstanding to purchase shares at prices ranging from $0.36 to $6.75 per share.

NOTE I - SEGMENT REPORTING

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

The accounting policies of the business segments are generally the same as those described in the summary of significant accounting policies. Summary financial data by segment as of June 30, 2005 and the three months then ended follows (dollars in thousands).

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Portfolio	Mortgage Banking	Intercompany Eliminations	Consolidated
Net interest income	$23,646	$6,865	$1,185	$31,696
Gain on sale of loans, net	425	15,932	(15,593)	764
Provision for loan losses	3,510	—	—	3,510
Other income/(expense) - derivatives	(23,895)	(5,364)	(5)	(29,264)
Provision for income taxes	—	(10,333)	7,814	(2,519)
Net income	(16,452)	(14,567)	(7,661)	(38,680)
Total assets	3,443,059	1,821,448	(76,271)	5,188,236

Gain on sale from the portfolio investment segment is comprised of a mark down in its residual interests of $599,000, offset by prepayment penalty collections of $1,024,000. The Company’s portfolio segment generally does not sell loans. During the three months ended June 30, 2005, the mortgage banking segment sold mortgage loans with balances of $1.4 billion to the portfolio investment segment.

Summary financial data by segment as of June 30, 2005 and the six months then ended follows (dollars in thousands).

	Portfolio	Mortgage Banking	Intercompany Eliminations	Consolidated
Net interest income	$29,800	$12,880	$1,184	$43,864
Gain on sale of loans, net	(1,451)	38,126	(33,788)	2,887
Provision for loan losses	6,010	—	—	6,010
Other income/(expense) - derivatives	(18,808)	436	—	(18,372)
Provision for income taxes	—	(9,128)	278	(8,850)
Net income	(8,495)	(12,868)	(20,015)	(41,378)
Total assets	3,443,059	1,821,448	(76,271)	5,188,236

Gain on sale from the portfolio investment segment is comprised of a mark down in its residual interest of $2,517,000, offset by prepayment penalty collections of $1,066,000. The Company’s portfolio segment generally does not sell loans. During the six months ended June 30, 2005, the mortgage banking segment sold mortgage loans with balances of $3.2 billion to the portfolio investment segment.

The Company did not have any operations in the portfolio segment during the six months ended June 30, 2004.

NOTE J – ACQUISITION

On May 16, 2005, Bravo Credit Corporation (“Bravo”), the Company’s indirect wholly-owned subsidiary, acquired five branches from America’s Money Line (“AML”), a subsidiary of Saxon Capital, Inc. Significant terms of the transaction include Bravo paying a purchase price of $125,000 and assuming the lease obligations of the acquired branches. In the acquisition, Bravo acquired the assets and operations of AML’s retail branches in Connecticut, New Jersey, Maryland, Texas, and North Carolina. As part of the transaction, Bravo extended employment offers to the employees of these five branches and to the employees from AML’s Florida location. The proposed transaction will allow Bravo to accelerate its business plan implementation and growth with an exceptional opportunity to minimize costs and the ramp-up time required to open new retail mortgage branches. The transaction did not have a material impact on the consolidated financial statements.

NOTE K – DIVIDENDS PAYABLE

On June 27, 2005, the Company’s Board of Directors approved a $0.22 per share dividend for the second quarter. The dividend was paid on July 26, 2005 to stockholders of record as of July 12, 2005.

NOTE L – CONTINGENCIES

In May 2005, Encore Credit received a favorable verdict in litigation in which Encore Credit and other co-plaintiffs were pursuing damages from a former employee of an affiliated entity regarding unauthorized electronic accessing of confidential data of the co-plaintiffs. A jury found in favor of the co-plaintiffs and awarded total damages to the co-plaintiffs of more than $11.4 million. No final judgment has been entered. Post-trial motions, possible appellate proceedings, the former employee’s financial ability to respond to the judgment and whether the written indemnification agreement between the former employee and another former party to the litigation will be a source for payment may impact recovery of any judgment. No income related to this matter will be reflected in the Company’s financial statements unless or until such income, if any, has been realized. Under a sharing agreement between the co-plaintiffs, Encore Credit will receive 70% of the amounts ultimately collected, after reimbursement of its expenses. Final resolution of this matter may not occur during 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion and analysis discusses our financial condition and results of our operations on a consolidated basis, unless otherwise indicated. Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

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

General

Prior to 2005, we sold mortgage loans on a whole-loan basis and generally recognized a premium on sale of the loans upon completion of the sale. We recognized interest income on the loans held in inventory preceding the sale of such loans and interest expense on any associated warehouse borrowing throughout the period preceding sale of our loans. The proceeds from loan sales were substantially used to repay any warehouse borrowing associated with those loans. We outsourced the interim servicing of our loans and, upon sale of the loans, we transferred servicing rights to the buyer.

As a REIT, we will continue to originate mortgage loans through our taxable REIT subsidiaries, or TRSs, Encore Credit and Bravo Credit Corporation. However, we will retain loans through “on-balance sheet” securitizations that will be treated as financing transactions for accounting purposes. The result will be that we will continue to carry the loan balances as loans held for investment on the balance sheet and we will report the related non-recourse asset-backed securities, or bonds, issued through securitization transactions as a liability. As a result of our relatively new business strategy, we expect the net interest income generated by our portfolio of loans to become a larger component of our revenues and that the net gain received as a result of whole-loan sales, which was the largest component of our revenues prior to 2005, will become a smaller component. This income will be the result of the interest spread received on the mortgage loans over the interest paid to bond holders and to our warehouse lenders. Through Encore Credit, we will also continue to sell to third parties on a whole-loan basis a portion of the loans we originate and purchase or enter into securitization transactions that are structured as sales of mortgage loans in order to generate cash from gain on sales to grow our equity capital base.

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

As of June 30, 2005, we operated through seven regional processing centers in Irvine, California, Woodland Hills, California, Walnut Creek, California, Downers Grove, Illinois, Glen Allen, Virginia, Tampa, Florida and White Plains, New York. We originated approximately $5.4 billion and $3.8 billion in loans during the six months ended June 30, 2005 and 2004, respectively. We began originating subprime mortgage loans on a retail basis during the third quarter of 2004. During the first quarter of 2005, we transitioned Encore Credit’s retail operation to Bravo Credit, which originated approximately $141 million in loans of the $5.4 billion total originations during the six months ended June 30, 2005.

Critical Accounting Policies

We have established various accounting policies that apply accounting principles generally accepted in the United States of America in the preparation of our historical financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and results of operations.

We believe the following are critical accounting policies that require significant estimates and assumptions subject to significant change in the preparation of our consolidated financial statements:

Mortgage Loans and Origination Costs and Fees

Our mortgage loans are classified as either held for sale or held for investment. Mortgage loans held for sale are carried at the lower of cost or market on an individual loan basis. Market value is determined by reference to prices obtained on recent sales of similar loans, planned loan sale transactions, or through loan pricing models. Mortgage loans that we securitize or expect to securitize through on balance sheet securitizations are classified as held for investment and carried at amortized cost. Mortgage loans transferred from held for sale to held for investment are transferred at the lower of cost or market at the date of the transfer.

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

We determined the present value of the cash flows at the time each securitization transaction closed using certain assumptions and estimates made by management at the time the loans were sold. These assumptions and estimates included:

•	future interest rates based upon the forward London Interbank Offered Rate, or LIBOR, curve;

•	future rates of principal prepayment on the loans;

•	timing and magnitude of credit losses; and

•	discount rate used to calculate present value.

Although management believes that the assumptions used to estimate the fair values of its retained residual interests are reasonable, we cannot assure the accuracy of the assumptions or estimates.

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

Mortgage Servicing Rights

During the six months ended June 30, 2005, we completed two on balance sheet securitizations and retained the servicing rights to the loans sold to the trust. The mortgage servicing rights, or MSRs, represented a retained interest and we initially recorded the servicing rights based on their allocated basis, as described above. The carrying values of MSRs are amortized as a reduction to interest income over the life of the assets. Periodically, these assets are evaluated for impairment and a reserve is established when the fair value exceeds the carrying value.

Deferred Bond Issuance Costs

Direct costs associated with the issuance of long-term debt are capitalized and amortized as a component of interest expense in a manner that produces a constant rate of interest over the estimated life of the debt. Changes in the estimated life of debt may cause us to amortize deferred bond issuance costs faster or slower than we anticipated upon issuance of the bonds.

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

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (i) the carryback of net operating losses, (ii) the reversal of taxable temporary differences, (iii) taxable income from future operations and (iv) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire. At June 30, 2005, management believes that reported deferred tax assets are realizable in full.

Loan sales from Encore Credit, our TRS, to ECC Capital, the REIT, are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in the separate accounts of ECC Capital. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between ECC Capital’s tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore Credit in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. To the extent Encore Credit does not expect to pay tax on this gain, the tax effect of intercompany gains will reduce the tax benefit that would otherwise have been recorded.

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

Results of Operations

Six months ended June 30, 2005 compared to six months ended June 30, 2004 and three months ended June 30, 2005 compared to three months ended June 30, 2004

Throughout 2003 and 2004, we grew significantly. Total assets as of June 30, 2004 were $760 million and grew to just over $1 billion by December 31, 2004. We completed our IPO and conversion to a REIT in February 2005. In March and May 2005, we completed a $1.6 billion and $1.4 billion securitization of mortgage loans, respectively. In anticipation of these transactions, beginning in January 2005 we significantly reduced the volume of loan sale transactions and our mortgage loan inventory balances grew significantly. As of December 31, 2004, mortgage loan balances totaled $912 million. Mortgage loan balances grew to over $5.0 billion as of June 30, 2005.

As a result of this significant increase in the earning asset base, interest income for the three and six months ended June 30, 2005 is significantly higher than net interest income for the three and six months ended June 30, 2004. Interest expense also increased significantly as we financed a substantial portion of our earning assets with debt.

In recent months short-term interest rates have been rising. The interest rates on our debt obligations are generally based upon one-month LIBOR and adjust monthly. The interest rates on our mortgage loans generally reset two or three years after origination (or not at all in the case of fixed rate loans). Therefore, as interest rates rise, the difference between the yield earned on mortgage loans and the cost of funds, or interest rate spread, narrows, reducing earnings in the absence of asset growth.

We have used various derivative financial instruments to hedge the effect that changes in interest rates have on the net cash flows we receive from our assets and liabilities. Through the securitization trust, we acquired a cap contract and interest rate swaps to hedge a portion of the risk of changes in one-month LIBOR, which underlies the interest rate on the mortgage-backed securities we issued in March and May 2005. These securities bear interest at a certain spread over the one-month LIBOR rate. As one-month LIBOR increases or decreases we will receive cash payments from and, in the case of the swap, make reduced cash payments to the counterparties to the contracts that will partially offset increases or decreases in interest payments we make to holders of the mortgage-backed bonds. Similarly, with respect to a portion of the mortgage loans held for investment awaiting securitization and mortgage loans held for sale, we sell Eurodollar futures contracts to hedge the effect of changes in interest rates on future cash flows to be received from such loans (either through sale or securitization). Our derivative financial instruments are reported in our balance sheet at their fair value. Because we have elected not to account for our derivative financial instruments as cash flow or fair value hedges under the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Financial Instruments and Hedging Activities, when we mark our derivatives to market the corresponding gain or loss is recorded through earnings. For the six months ended June 30, 2005 we reported a loss on our derivatives of $18.4 million, net of $3.8 million in net interest payments under our swap and cap contracts. For the three months ended June 30, 2005, we reported a loss on our derivatives of $29.3 million, net of $3.4 million in net interest payments under our swap and cap contracts. This loss is due to a flattening yield curve, in which short-term interest rates have increased but rates along the forward curve have decreased, resulting in decreased derivative values through the three and six months ended June 30, 2005. As of December 31, 2004, we held derivative financial instruments with notional amounts of $972 million. The notional amounts of contracts held at June 30, 2005 increased to $16.5 billion, reflecting increased hedging activity as a result of the growth in our asset base and securitization activity. The notional amount of these contracts exceeds the outstanding loan balances, as we utilize Euro Dollar futures contracts with various maturities which hedge the same items for different periods.

During the three and six months ended June 30, 2005 we recorded a provision for loan losses of $3.5 million and $6.0 million, respectively. This provision represents management’s best estimate of losses incurred within loans held for investment. Our loan portfolio is unseasoned and we have experienced no actual losses or significant delinquencies through June 30, 2005. Nevertheless, given the nature of our subprime portfolio, we believe that it is probable losses have been incurred and we have based our estimate of those losses upon management’s experience in working with subprime portfolios and industry experience. As our portfolio seasons we will experience delinquencies and foreclosures and will realize losses upon the liquidation of the underlying collateral. As a result we expect that our allowance for loan losses will grow as our portfolio becomes more seasoned. Loan delinquency data as of June 30, 2005 is as follows (dollars in thousands):

Aging	Loan Balance	Percentage of Total
Current	$3,039,584	98.6%
30 - 59 days past due	25,871	0.8%
60 - 89 days past due	8,750	0.3%
90 - 119 days past due	6,310	0.2%
120 - 149 days past due	1,835	0.1%
150 - 179 days past due	110	0.0%

	$3,082,460

We intend to continue to grow our asset base and complete additional securitizations throughout most of 2005. Our ability to increase our asset base will be constrained by the amount of leverage we can employ. When we believe we can no longer grow our asset base due to leverage constraints, we will increase the amount of loans we sell to third parties. Such sales will continue to be completed by our TRS, Encore Credit.

For the three months ended June 30, 2005, we originated $3.2 billion in new mortgage loans with a weighted average coupon of 7.27% and average loan to value of 79%. A summary of production characteristics follows (loan balances in thousands):

Product	Loan Count	Original Balance	Weighted Average Coupon	Loan to Value	Debt Ratio	FICO Score
6 month LIBOR	103	$30,713	7.04%	81%	43%	648
1/29 ARM	399	101,245	7.13%	82%	44%	617
2/28 ARM	6,752	1,437,611	7.52%	80%	42%	600
3/27 ARM	971	191,479	7.61%	81%	42%	623
5/25 ARM	92	22,625	6.72%	78%	42%	643
2 year interest only, 2/28 ARM	1,999	601,507	6.65%	83%	42%	649
3 year interest only, 3/27 ARM	263	74,709	6.81%	82%	41%	660
5 year interest only, 2/28 ARM	418	127,958	6.69%	82%	42%	651
5 YR I/O 3/27 ARM	144	41,345	6.74%	83%	42%	663
10 year fixed	8	607	7.90%	51%	38%	591
15 year fixed	113	14,097	7.19%	64%	38%	634
2/28 Dual	33	11,381	7.15%	82%	45%	610
20 YR Fixed	665	42,410	9.21%	34%	42%	656
25 year fixed	7	1,128	6.68%	70%	40%	631
30 year fixed	1,780	357,255	6.99%	76%	41%	637
Second lien, 30 year amortization, balloon payment after year 15	987	62,905	9.97%	20%	43%	668
5 YR I/O 30 YR Fixed	144	41,077	6.63%	77%	40%	673

Total	14,878	$3,160,052	7.27%	79%	42%	624

Production for the three months ended June 30, 2005 of approximately $3.2 billion significantly exceeded loan production for the three months ended June 30, 2004 of approximately $2.2 billion given the significant expansion of our operations.

For the six months ended June 30, 2005, we originated approximately $5.4 billion in new mortgage loans with a weighted average coupon of 7.26% and average loan to value of 79%. A summary of production characteristics follows (loan balances in thousands):

Product	Loan Count	Original Balance	Weighted Average Coupon	Loan to Value	Debt Ratio	FICO Score
6 month LIBOR	229	$66,533	6.97%	82%	44%	647
1/29 ARM	867	215,734	7.12%	83%	43%	622
2/28 ARM	13,206	2,767,924	7.48%	80%	42%	600
3/27 ARM	1,170	236,392	7.51%	81%	42%	622
5/25 ARM	215	50,553	6.71%	79%	42%	644
2 year interest only, 2/28 ARM	3,128	931,209	6.60%	82%	41%	650
3 year interest only, 3/27 ARM	329	93,702	6.70%	82%	41%	659
5 year interest only, 2/28 ARM	424	129,100	6.69%	82%	42%	651
5 YR I/O 3/27 ARM	144	41,345	6.73%	83%	42%	663
10 year fixed	21	1,827	7.69%	63%	40%	599
15 year fixed	211	24,887	7.26%	64%	38%	626
2/28 Dual	33	11,381	7.15%	82%	45%	610
20 YR Fixed	1,080	68,897	9.31%	36%	42%	654
25 year fixed	12	1,758	6.87%	72%	39%	632
30 year fixed	3,123	617,967	6.97%	76%	41%	637
Second lien, 30 year amortization, balloon payment after year 15	1,453	92,301	10.05%	19%	43%	668
5 YR I/O 30 YR Fixed	199	56,745	6.59%	77%	40%	675

Total	25,844	$5,408,255	7.26%	79%	42%	621

Production for the six months ended June 30, 2005 of approximately $5.4 billion significantly exceeded loan production for the six months ended June 30, 2004 of approximately $3.8 billion given the significant expansion of our operations.

During the three months ended June 30, 2005, we sold approximately $0.7 billion in loans, as compared to $2.0 billion for the three months ended June 30, 2004. During the six months ended June 30, 2005, we sold approximately $1.2 billion in loans, as compared to $3.7 billion for the six months ended June 30, 2004. As a result of the decline in loan sales and a decline in loans prices, our premium on sale of loans decreased significantly. The following table represents the components of gain on sale recorded for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(unaudited)
Premium from whole-loan sales	$12,559	$70,441	27,094	126,140
Provision for repurchases	(1,982)	(3,074)	(2,749)	(4,384)
Non-refundable loan fees, net	1,088	1	1,139	16
Lower of cost or market adjustment for loans held for sale	(1,300)	612	(1,417)	(652)
Deferred origination costs	(9,007)	(30,595)	(16,184)	(56,432)
Fair value adjustment of residual interest	(594)	926	(4,996)	926

Gain on sale of loans, net	$764	$38,311	$2,887	$65,614

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

The following table summarizes loan sales for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Whole-loan sales at a:
Premium	$659,827	$2,005,948	$1,169,338	$3,599,381
Discount	12,281	21,536	35,630	65,723

Total whole-loan sales	$672,108	$2,027,484	$1,204,968	$3,665,104

Weighted average price for sales	102.25%	102.43%	102.30%	103.41%
Weighted average price for premium sales	102.41%	102.53%	102.47%	103.57%
Weighted average price for discount sales	93.19%	93.73%	96.45%	94.70%

Premium whole-loan sales are sales to investors at prices above par. Conversely, discount sales are sales of loans at prices below par. Discounted sales are generally a result of incomplete documentation or the rejection of the whole-loans by a premium whole-loan buyer because of certain characteristics, or loans repurchased from investors and subsequently resold. The weighted average price for premium sales decreased approximately 18 basis points to 102.25% for the three months ended June 30, 2005 from 102.43% for the three months ended June 30, 2004. Certain of these sales were pending at March 31, 2005. The sale of $574 million in loans was initiated and completed in the second quarter at an average price of 101.88%.

The weighted average price for premium sales decreased approximately 110 basis points to 102.47% for the six months ended June 30, 2005 from 103.57% for the six months ended June 30, 2004. We believe this decrease was due to an interest rate environment in which rates are beginning to increase after a period of historical low rates and the general types of loans we have sold into the secondary market.

Loan sales were reduced during the first half of 2005 as the Company accumulated mortgage assets in its taxable REIT subsidiary that will allow it to build a greater pool of assets for REIT portfolio optimization while earning spread income prior to selling loans that are not selected for the REIT.

Our practice is to record at the date of the sale a provision for estimated repurchase losses attributable to principal, premium, interest and other costs of loans repurchased based upon our historical experience of the amount of sales that ultimately require repurchase. The obligations to repurchase loans and to reimburse the investor for any premiums paid on loans attributable to early payment are contractual obligations and require management to estimate such amounts at the time of sale. The provisions, therefore, can vary from year to year depending on the contractual obligations and loan performance. Our provision for repurchase losses decreased to $2.0 million for the three months ended June 30, 2005 as compared to $3.1 million for the three months ended June 30, 2004. Our provision for repurchase losses decreased to $2.7 million for the six months ended June 30, 2005 as compared to $4.4 million for the six months ended June 30, 2004. The decrease for the three and six months ended June 30, 2005 was a result of decreased whole-loan sales volume.

Loan origination fees, as well as discount points and certain direct origination costs, are initially capitalized and recorded as an adjustment to our cost of the loan which is reflected in the gain on sale we record when the loan is sold. The deferred origination cost component of gain on sale decreased 70.6% to $9.0 million for the three months ended June 30, 2005 from $30.6 million for the three months ended June 30, 2004. The deferred origination cost component of gain on sale decreased 71.3% to $16.2 million for the six months ended June 30, 2005 from $56.4 million for the six months ended June 30, 2004. The decrease for the three and six months ended June 30, 2005 was primarily due to lower whole-loan sales volume.

Also contributing to the decline in gain on sale was a $0.6 million and $5.0 million valuation adjustment to our residual interests for the three and six months ended June 30, 2005. We account for most of our investments in residual interests as trading and carry the investments at fair value in our balance sheet. When we mark our residuals to market the corresponding gain or loss is recorded through earnings. The residual interests represent the present value of the excess of estimated future cash flows received from borrowers on mortgage loans sold into securitization trusts over the cash flows passed through to the related asset-backed securities. Interest rates on the mortgage loans in the securitizations reset less frequently than the interest rates on the asset-back securities, thus, during periods of increasing interest rates, estimated future cash flows and the value of the residual interests will decrease. In addition, if actual prepayment speeds and loss rates differ from estimates utilized in valuing the residuals, future cash flows and the value of the residual may increase or decrease. During the three and six months ended June 30, 2005, increasing short-term interest rates and higher than anticipated prepayments resulted in the decline in the value of our residual interests which was recorded as a reduction of gain on sale. This was partially offset by lower than expected losses, which increase the value of our residual interests.

Salaries and related expenses increased 89.1% to $19.1 million for the three months ended June 30, 2005 from $10.1 million for the three months ended June 30, 2004. Salaries and related expenses increased 60.3% to $34.3 million for the six months ended June 30, 2005 from $21.4 million for the six months ended June 30, 2004. These increases are due to the increased levels of production and administrative staffing required to accommodate our higher origination volume. Total staffing was 1,509 employees at June 30, 2005 compared to total staffing of 826 employees at June 30, 2004, an increase of 683 employees, or 82.1%.

Occupancy expense increased 75.0% to $2.1 million for the three months ended June 30, 2005 from approximately $1.2 million for the three months ended June 30, 2004. Occupancy expense increased 66.6% to $4.0 million for the six months ended June 30, 2005 from approximately $2.4 million for the six months ended June 30, 2004. These increases are due to expansion of our corporate offices and regional offices.

Operating expenses increased 71.4% to $16.8 million for the three months ended June 30, 2005 from $9.8 million for the three months ended June 30, 2004. Operating expenses increased 70.7% to $28.5 million for the six months ended June 30, 2005 from $16.7 million for the six months ended June 30, 2004. The increases are due to an increase in servicing expenses, which was the result of an increase in loan production, and an increase in general operating expenses such as office supplies, depreciation and other operating expenses which was due to the increase in production and staffing. There was also a $1.5 million and $2.5 million increase in marketing expenses for the three and six months ended June 30, 2005 which was due to increased marketing efforts in our retail origination operation. During the six months ended June 30, 2005 we received a litigation settlement of $1.6 million, which partially offset the increase in operating expenses.

Professional fees increased 20.8% to $2.9 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. Professional fees increased 75.8% to $5.8 million for the six months ended June 30, 2005 from $3.3 million for the six months ended June 30, 2004. These increases are due to: (i) various costs associated with our offering, reorganization and securitization that could not be offset against the proceeds of such transactions, (ii) costs associated with imaging our archived loan documents, (iii) increased legal and accounting fees associated with being a public company, including costs related to complying with Section 404 of the Sarbanes-Oxley Act of 2002, (iv) and fees associated with litigation that was settled in June 2005 in which the Company received a favorable verdict.

For the three and six months ended June 30, 2005, we incurred a consolidated pretax loss of $41.2 million and $50.2 million, respectively. For tax purposes we report taxable income and loss for our REIT separately from our TRS. We will not pay taxes on REIT income we distribute to our stockholders if we distribute at least 90% or more of our REIT taxable income. For the three and six months ended June 30, 2005, the REIT reported taxable income, although it reported a loss for financial reporting purposes for the same periods due principally to unrealized derivative losses. We are providing no tax provision on the REIT income as we expect to distribute substantially all of our taxable income.

Income from our TRS is subject to normal federal and state taxes. For the three and six months ended June 30, 2005 our TRS reported operating losses. These operating losses reflected reduced loan sale activity and higher operating expenses due principally to the continuing expansion of operations. The operating losses result in a tax benefit of $2.5 million and $8.9 million for the three and six months ended June 30, 2005, respectively.

The TRS reports revenue from loan sale premiums on the sale of loans to the REIT. The sales are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in the separate accounts of ECC Capital. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between ECC Capital’s tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore Credit in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. At June 30, 2005 management determined that it is unlikely that Encore Credit will pay tax related to the intercompany gain arising on intercompany sales occurring in 2005 and that the tax effect of intercompany gains should reduce the tax benefit that would otherwise have been recorded in the second quarter. The effect was to reduce the consolidated tax benefit recorded by the Company by approximately $13.5 million for the six months ended June 30, 2005.

At June 30, 2005, we are reporting a deferred tax asset of $30.9 million. Management believes that the asset is realizable given the ability to carryback any operating losses two years to periods to recover taxes previously paid or from future taxable income.

Off-Balance Sheet Arrangements

We are party to transactions that have off-balance sheet components. In 2003 we completed one securitization transaction and in 2004 we completed two securitization transactions, all of which were structured as sales. Loans with principal balances aggregating $1.3 billion were sold to off-balance sheet trusts in these transactions. The trust issued securities or bonds secured by these loans. At June 30, 2005, remaining principal balances on loans held by these trusts aggregated $766.1 million. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trust. The third party investors, or the trust, generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for breaches of standard representations and warranties.

We have retained certain residual interests in the securitization trust. The performance of the loans in the trust will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of June 30, 2005:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(amounts in thousands)
Operating leases	$29,043	$7,079	$11,200	$8,144	$2,620
Warehouse and repurchase facilities (1)	1,872,686	1,872,686
Long-term debt (2)	2,909,292	757,271	1,781,008	240,667	130,346
Equipment leases	2,835	1,247	1,522	66

(1)	These warehouse and repurchase facilities had a weighted average interest rate of 4.39% at June 30, 2005.

(2)	Long-term debt had a weighted average interest rate of 3.60% at June 30, 2005.

Liquidity and Capital Resources

Our liquidity strategy is to maintain sufficient and diversified warehouse and repurchase facilities to finance our mortgage originations. We currently use seven warehouse and repurchase facilities to finance the funding of our loan originations. Historically, we have repaid warehouse and repurchase facilities with the proceeds of cash from whole-loan sales or with securitization proceeds. Operating liquidity is generated from the premium received on cash whole-loan sales. Capital expenditures required to finance our growth are also expected to be funded from net cash provided by operating activities.

Under our new strategy, our liquidity depends, in part, upon our ability to securitize pools of our subprime residential mortgage production. Upon completion of each securitization, we use the proceeds from the sale of the mortgage-backed securities to repay our warehouse and repurchase facilities. Factors that could affect our future ability to complete securitizations include the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, the performance of our portfolio of securitized loans and our ability to obtain credit enhancement.

We completed a securitization of mortgage loans in March 2005 of $1.6 billion and May 2005 of $1.4 billion through the sale of notes backed by a pool of fixed and adjustable rate, subprime mortgage loans secured by first liens on one-to-four family residential properties. The notes were issued through a trust, which used the cash proceeds to pay us the purchase price of the mortgage loans. The notes, which will be characterized as debt for both tax and financial reporting purposes by ECC Capital, will represent non-recourse obligations of the trust, a Delaware statutory trust and special purpose entity to be consolidated by ECC Capital.

Warehouse and Repurchase Facilities

Our warehouse and repurchase facilities mature between October 2005 and May 2006 and are secured by the loans we originate or purchase with the funds. Although our warehouse and repurchase facilities mature between October 2005 and May 2006, we expect to renew and extend the maturity of the facilities in the ordinary course of business, as well as add new facilities. If these warehouse and repurchase facilities are not renewed, we will repay outstanding amounts with the proceeds from loan sales or from other warehouse and repurchase facilities. The weighted average interest rates on the combined facilities, based on one-month LIBOR, were 4.39% and 3.37% at June 30, 2005 and 2004, respectively. Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. Lenders generally limit our use of a warehouse facility to wet fund to a portion of our borrowing capacity under the warehouse line. If we have reached our sub-limit for wet funding on a warehouse line, we will not be able to wet fund under that line until borrowing capacity becomes available under the wet funding sub-limit. In addition, if we exceed a sub-limit, we will be in default under the warehouse line.

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

Our warehouse and repurchase facilities currently contain customary covenants, including restrictions on our ability to:

•	conduct transactions with affiliates;

•	engage in mergers, acquisitions and asset sales;

•	alter the business we conduct;

•	declare dividends or redeem or repurchase capital stock; and

•	incur or guaranty additional indebtedness.

Our warehouse and repurchase facilities also contain financial covenants including:

•	minimum tangible net worth;

•	minimum amount of cash and cash equivalents;

•	minimum liquidity ratios;

•	maximum leverage ratios; and

•	minimum net income.

Events of default under the warehouse and repurchase facilities include, but are not limited to:

•	failure to pay obligations when due;

•	material breach of any representation or warranty contained in the loan documents;

•	covenant defaults;

•	events of bankruptcy proceedings;

•	cross-defaults to other indebtedness;

•	the existence of certain environmental and ERISA claims or liabilities; and

•	a change of control of our company.

We have amended the agreements governing our warehouse and repurchase facilities. As part of the amendments, ECC Capital has been added as a co-borrower under each facility with Encore Credit and Bravo Credit. ECC Capital, Bravo Credit and Encore Credit will be jointly and severally liable for all of the obligations under the warehouse and repurchase facilities. ECC Capital, Bravo Credit, and Encore Credit would all have the right to borrow the unused portion of the maximum facility amounts and the full amounts of any sub-limits. The assets of ECC Capital will secure borrowings of ECC Capital, Bravo Credit and Encore Credit and the assets of Encore Credit will only secure its own borrowings and a default by ECC Capital, Bravo Credit or Encore Credit will also be deemed a default of the others.

The material terms and features of these secured warehouse and repurchase facilities are as follows:

Countrywide Warehouse Lending Warehouse Facility. We have a warehouse facility with Countrywide that matures in July 2006 that provides $500.0 million of committed capacity and $250.0 million of uncommitted capacity. The facility provides sub-limits of $90.0 million for wet funded loans, $21.0 million for jumbo loans, $6.0 million for non-performing/sub-performing loans, $21.0 million for non-compliant loans, and $3.0 million for loans in default. The facility provides for advances at 97.5% of the market value of first mortgage loans, and 95% of subordinate mortgage loans, not to exceed 100.75% of loan amount, funded through this facility.

UBS Real Estate Securities Warehouse Facility. We have a $500.0 million committed and $250.0 million uncommitted warehouse facility with UBS Real Estate Securities that matures in October 2005 and provides for sub-limits of $150.0 million for interest only loans, $25.0 million for subordinate mortgage loans and $250.0 million for wet funded loans. The facility provides for advances at 98.0% of the market value of first mortgage loans, and 95.0% of the market value of subordinate mortgage loans, not to exceed 100% of loan amount, funded through this facility.

IXIS Real Estate Capital, Inc. Master Repurchase Agreement Warehouse Facility. We have a $500.0 million committed warehouse and repurchase facility with IXIS that matures in May 2006. The facility provides for sub-limits of $25.0 million for Alt-A subordinate mortgage loans, $50.0 million for subprime subordinate mortgage loans, $40.0 million for non-owner occupied, $150.0 million for interest-only loans, and $200.0 million for wet funded loans. The facility provides for advances at 98% of the market value of first mortgage loans, and 95% of the market value of subordinate mortgage loans, not to exceed 100% of loan amount, funded through this facility.

Wachovia Bank, N.A. Facilities. We have a $1.0 billion committed repurchase facility with Wachovia Bank, N.A. that matures in March 2006. This facility provides for sublimits of $105.0 million for wet funded loans, $100.0 million for subordinate mortgage loans, and $50.0 million for balloon loans. This facility provides for advances at 98% of the market value of the mortgage loans, not to exceed 100% of the loan amount.

Credit Suisse First Boston. In July 2005, we entered into a $300.0 million committed and $200.0 million uncommitted repurchase facility that matures in January 2006. This facility provides for sublimits of $90.0 million for wet funded loans, $37.5 million for subordinate mortgage loans, $50.0 million for loans aged 30 to 60 days, $10.0 million for loans aged 120 to 181 days, and $3.0 million for repurchased loans. The facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility.

Merrill Lynch. In March 2005, we entered into a $500.0 million committed repurchase facility that matures in February 2006. This facility provides for sublimits of $166.5 million for wet funded loans, $83.0 million for interest only loans, $25.0 for subordinate mortgage loans, $16.5 million for jumbo loans, $16.5 million for aged loans, and $25.0 million for mortgage loans with a balloon payment. This facility provides for advances at 98% of the market value of first mortgage loans and 95% of the market value of subordinate mortgage loans, not to exceed 100% of the loan amount funded through this facility.

DB Structured Products. In May 2005, we entered into a $300.0 million committed repurchase facility with DB Structured Products that matures in May 2006. This facility provides for sublimits of $105.0 million for wet funded loans, $15.0 million for loans aged 180 to 270 days, $15.0 million for “super jumbo” loans, $30.0 million for subordinate mortgage loans, and $3.0 million for manufactured housing loans. This facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility.

If we reach a sub-limit for a particular loan type, we will be restricted from funding the loans of that type under the applicable warehouse facility until capacity under the sub-limit has been cleared.

The following table summarizes our current warehouse and repurchase facilities and outstanding balances as of June 30, 2005 and December 31, 2004:

Warehouse, Repurchase and Aggregation Lender

				Amount Outstanding
	Expiration Date	Total Facility Amount as of	Wet Funding Sub-Limit	June 30, 2005	December 31, 2004
	(in thousands)
Countrywide Warehouse Lending	July 2006	$750,000	$90,000	$206,272	$235,939
UBS Real Estate Securities	Oct. 2005	750,000	250,000	512,308	400,563
IXIS Real Estate Capital	May 2006	500,000	200,000	373,632	154,412
Wachovia Bank, N.A.	Mar. 2006	1,000,000	105,000	276,569	103,393
Credit Suisse First Boston	Jan. 2006	500,000	150,000	231,655	—
Merrill Lynch	Feb. 2006	500,000	166,500	144,505	—
DB Structured Products	May 2006	300,000	105,000	127,745	—

Total		$4,300,000	$1,066,500	$1,872,686	$894,307

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statements purposes. As of June 30, 2005, the amount outstanding under these borrowing arrangements was $2.8 million.

Cash Flow

Cash used in operating activities increased to $4,295.1 million for the six months ended June 30, 2005 from $147.3 million for the six months ended June 30, 2004. This increase is mainly due to a change in mortgage loans held for sale of $4,219.1 million, which is a result of $5.4 billion in loan originations offset by $1.2 billion in loan sales. Another $3.2 billion of these loans were transferred to loans held for investment. Other significant changes include decreased cash flows due to increased balances in accrued mortgage loan interest, deferred and prepaid taxes, mortgage servicing rights, trading securities, and a decrease in income taxes payable. These decreases were partially offset by a non-cash expense for the provision for loan losses.

Cash provided by investing activities increased to $87.5 million for the six months ended June 30, 2005 from $1.1 million used in investing activities for the six months ended June 30, 2004. The increase was due to $92.0 million in principal payment from loans held for investment and $1.8 million in cash receipts from residual interests, less $6.3 million in furniture and equipment purchases.

Cash provided by financing activities increased to $4,208.6 million for the six months ended June 30, 2005 from $165.2 million for the six months ended June 30, 2004. The increase is mainly due to $350.3 million in proceeds from our initial public offering, an increase in warehouse lines of $978.4 million, issuance of securitization debt of $3,000.5 million and $5.3 million from issuance of stock pursuant to option and warrant exercises. This was partially offset by the use of cash for $92.0 million in principal repayments on the securitization debt, $4.0 million in repayments on a reverse repurchase agreement, and a dividend payment of $6.8 million.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects of general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. In 2001, the Federal Reserve reduced the targeted federal funds rate on 11 occasions for a total of 475 basis points. Inflation remained low in 2002 and 2003, which reflects that interest rates remained fairly steady in 2002, only dropping 50 basis points in 2002 and 25 basis points in the first half of 2003. However, in 2004 the federal funds rate was increased five times by a total of 125 basis points and in 2005, through June 30, there have been four additional increases totaling 100 basis points.

In addition, inflation results in an increase in the cost of goods and services purchased, salaries and benefits, occupancy expense and similar items. Inflation and any related increases in interest rates generally decrease the market value of investments and mortgage loans held and may adversely affect our liquidity and earnings, as well as our stockholders’ equity. Increases in interest rates tend to slow mortgage loan prepayment rates, adversely affect mortgage loan refinancings, and to a lesser extent, slow purchase money mortgage originations, as increased rates tend to slow home sales. Increased interest rates would likely reduce our earnings from our sale of mortgage loans in the whole-loan market. Except to the extent offset by changes in the rates earned on our mortgage loans, the value of, and net interest earnings on, our retained mortgage loan portfolio will be affected by changes in interest rates, credit spreads and prepayment rates on the mortgage loans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

We may hedge the cost of funds in respect of our mortgage loans that are held for sale but not yet allocated to an investor sale commitment. Once a loan has been originated, our risk management objective for our mortgage loans held for sale is to protect earnings from an unexpected charge due to an increase in LIBOR.

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

Interest rates can also affect our net return on mortgage loans. During a declining interest rate environment, the prepayment rates of mortgage loans may accelerate, shortening the lives of those assets and thereby reducing the amount of excess interest we can earn on those assets. In contrast, during an increasing interest rate environment, mortgage loans may prepay slower than expected, lengthening the lives of those assets and increasing the period over which we earn excess interest on those assets (but potentially increasing the expected losses on those assets).

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

Mortgage loans held for sale as of June 30, 2005 were comprised of hybrid/adjustable and fixed-rate mortgage loans. In the case of hybrid/adjustable-rate mortgage loans, the interest rate changes at various intervals and is generally subject to lifetime caps. The rates on the fixed-rate loans do not change. However, should interest rates move significantly before we sell the loans, we could be materially affected by the change in interest rates as changes in market interest rates affect the fair value of our mortgage loans held for sale. We attempt to partially mitigate this exposure to interest rate risk by selling Eurodollar futures contracts. For example, as interest rates increase and the value of our loans decreases (and the expected cash to be received in a sale transaction declines), the value of our short position in Eurodollar futures contracts increases, offsetting, to some extent, the decline in the value of the loans held for sale.

Mortgage loans held for investment as of June 30, 2005 were comprised of hybrid/adjustable and fixed-rate mortgage loans. We generally seek to finance our portfolio of mortgage loans held for investment with long-term debt and in March and May 2005 issued mortgage-backed certificates, or bonds, that finance a significant portion of our mortgage loans held for investments. Some portion of our mortgage loans held for investment are financed by warehouse lines of credit as they await securitization. While the long-term debt issued in securitizations is non-recourse to us, changes in interest rates affect our total return on our investment in the related mortgage loans. We pass through principal payments received from borrowers to repay the principal on the mortgage backed bonds. Interest on the bonds is paid out of the interest payment received from borrowers. We receive amounts in excess of the interest paid on the bonds as a return on our investment in the mortgages. This excess cash flow also serves as a credit enhancement to the bonds by absorbing credit losses realized on the mortgage loans. The excess cash flow we receive will also increase or decrease depending upon fluctuations in interest rates. As the interest rate on the bonds resets more frequently than the interest rate on our loans, as interest rates increase our excess cash flow decreases. Conversely, as interest rates decrease, our excess cash flow increases. We attempt to partially mitigate our exposure to this interest rate risk by entering into cap and swap contracts. For example, as interest rates increase, we may receive cash payments from the counterparties to the cap and/or swap contracts that offset the increased payments made for interest expense on the bonds.

Derivative financial instruments – We enter into different types of derivative financial instruments to hedge our interest rate risk. We expect that we will either securitize or sell to third parties all of our loan production. Our return in securitization transactions is realized in the distribution of interest received from borrowers in excess of the interest paid to holders of bonds issued in these transactions and the costs and expenses of the transaction. Because interest rates on the bonds adjust more frequently to changes in interest rates on the loans within these transactions, cash flows we expected to receive at the inception of the transaction may change due to changes in interest rates. As interest rates on the bonds increase, cash flows we expected to receive are reduced. Conversely, as interest rates decline, cash flows we expected to receive are increased.

Interest rate swaps

To hedge the risk of changes in interest rates and the impact of those changes on our expected cash flows in securitization transactions, at the time of the securitizations we entered into interest rate swaps.

With swaps, each month we “pay” a counterparty a fixed rate of interest and “receive” a variable rate of interest on a notional amount. The amount paid and received are actually netted and we will pay the counterparty a net amount if the variable rate of interest received is less than the fixed rate of interest paid. Conversely we will receive from the counterparty a net amount if the fixed rate of interest paid is less than the variable rate of interest received. The variable rate of interest in the swap transaction is based upon 1 month LIBOR, which is the rate upon which the interest paid on bond is determined. Therefore as LIBOR changes the change in the expected cash flows from the securitization transactions is offset by a change in the expected cash flows from the swap transactions. We do not hedge 100% of the bond balance. In addition, expected cash flows from the securitization transactions are also effected by loan prepayments, delinquencies and credit losses. Therefore the change in expected cash flows on the securitization transactions will not be 100% offset by changes in the expected cash flows on the swaps.

For financial reporting purposes, we report our interest swaps at their estimated fair value. The fair value of the swap reflects the present value of the expected cash flows to be received or paid on the swap based upon the contracted fixed rate of interest we have agreed to pay as compared to the forward LIBOR curve over the contractual term of the swaps (which extends through February 2010). At June 30, 2005 our swaps have an estimated “negative” value of $13.5 million, meaning that, based upon the yield curve as of that date, we should expect to pay out net cash over the term of the swaps that has a net present value today of a negative $13.5 million. The forward LIBOR yield curve will change over the term of the swaps and as it does, the amount we should expect to pay out or receive will change and the value of the swaps will change. Changes in the value of the swaps are recorded in income as they occur. Therefore we expect that there will be changes in the value of the swaps in future periods that will be recorded in income as these changes occur.

The negative value in the swaps at June 30, 2005 means that we also expect an increase in cash flows from our securitization transactions as compared to expectations as of the inception of the transaction (although there may not be a direct correlation for reasons previously discussed). However, because we do not report our loans held for investment and long term debt at fair value, the effect of the expected increase in future cash flows from our securitization transaction is not recorded in our financial statements. Likewise, as interest rates change expected future cash flows from our securitization transactions will change (offsetting, in part, changes in cash flows on the swaps). The effect of these changes in expected future cash flows will not be recorded in our financial statements.

Interest rate caps

In our March 2005 securitization we also acquired an interest rate cap to hedge the risk of changes in interest rates on the expected cash flows we will receive from the securitizations. Under the interest rate cap, the counterparty will pay us if LIBOR increases above a “strike price” or set interest rate. Thus, if LIBOR remains below this set rate we will not receive any payments under the swap. The interest rate cap is valued in a manner similar to a swap – the present value of expected cash flows to be received based upon the strike price in relation to the forward LIBOR yield curve. We paid a premium to acquire the interest rate cap. In a cap the holder will never have to pay cash (as is the case with a swap).

If LIBOR declines our cap loses value and may expire unutilized. However, declines in LIBOR result in increases in expected cash flows to us from the securitization. Like the swap transaction, as LIBOR changes, our cap changes in value. For financial reporting purposes, changes in the cap’s value are recorded in the income statement. However, the effect of changes in expected cash flows to us from our securitization transaction are not recorded in our financial statements.

Eurodollar futures contracts

Eurodollar futures are active market-traded interest rate derivatives. The market price of Eurodollar futures is tied directly to changes in LIBOR. As LIBOR increases, the price of Eurodollar futures contracts declines and as LIBOR decreases the price of Eurodollar futures increases. We utilize short positions in Eurodollar futures to hedge the risk of interest rate changes and their effect on expected future cash flows to be realized from loan sale and securitization transactions during the period prior to sale or securitization. While contractually different than swaps, the effect of Eurodollar future hedges is very similar to swaps.

When loans are in our inventory and held for sale or securitization we use Eurodollar futures contracts to effectively fix our future borrowing costs. We fund our loan originations using warehouse facilities for which borrowing costs are tied to LIBOR. As an example, if LIBOR increases, the value of our Eurodollar futures contracts increases. The gain we recognize on the futures position is designed to offset, in part, the reduction in expected cash flows caused by the increase in warehouse and future securitization borrowing costs. However, for financial reporting purposes we record changes in the value of our Eurodollar futures contracts position through the income statement as they occur. As previously noted, because we do not record our assets and liabilities at fair value for financial reporting purposes the effect of changes in expected cash flows from our assets and liabilities is not recorded in our financial statements.

Volatility in market value of derivatives and hedge effectiveness

At June 30, 2005, we hold derivative financial instruments with aggregate notional amounts totaling approximately $6.1 billion. Small changes in interest rates can have a material effect on the fair value of our derivative financial instruments. For the three and six months ended June 30, 2005 we are reporting losses on derivative transactions totaling $29.3 million and $18.4 million, respectively. For the first quarter ended March 31, 2005 we reported income on derivative transactions totaling $10.9 million. Our derivative instruments are designed as economic hedges of the effects of interest rate risk on future cash flows from our assets and liabilities and management believes these derivative instruments to be effective hedges. Thus the changes in the value of our derivatives, which reflect changes in expected cash flows from the derivatives, are offset, in part, by changes in expected cash flows from our assets and liabilities. Because the effect of changes in expected cash flows on our derivatives is recorded through the income statement, but the corresponding effect of changes in expected cash flows from the related assets and liabilities is not, we will experience volatility in our reported results of operations.

Residual Interests. We had residual interests of $14.8 million and $20.2 million outstanding at June 30, 2005 and December 31, 2004, respectively. Residual interests are recorded at estimated fair value. We value these assets based on the present value of estimated future cash flows using various assumptions. The discount rates used to calculate the present value of the residual interests were 33.00%, 18.00%, and 18.00% for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively. The weighted average life of the mortgage loans used for valuation was 0.17 years, 2.14 years, and 2.25 years for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively.

Most of our residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, we review the fair value of our residual interests by analyzing prepayment, credit loss and discount rate assumptions in relation to actual experience and current rates of prepayment and credit loss prevalent in the industry.

Although management believes that the assumptions used to estimate the fair values of its retained residual interests are reasonable, we cannot assure the accuracy of the assumptions or estimates.

The residual interests are subject to actual prepayment or credit loss risk in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should actual prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should actual prepayments or credit losses be below expectations.

The table below illustrates the resulting hypothetical fair values of our residual interests at June 30, 2005 and December 31, 2004 caused by assumed immediate increases to the key assumptions used to determine fair value:

	June 30, 2005	December 31, 2004
	(in thousands)
Carrying value / fair value of residual interests	$14,834	$20,167
Prepayment speed assumption:
Fair value after:
Impact of a 10% increase	$13,669	$19,697
Impact of a 20% increase	11,770	18,983
Credit loss assumption:
Fair value after:
Impact of a 10% increase	$14,417	$18,870
Impact of a 20% increase	13,952	17,832
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% increase	$14,280	$19,359
Impact of a 20% increase	13,748	18,594
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% increase	$13,521	$16,917
Impact of a 20% increase	12,136	14,037

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

Credit Spread Exposure

The mortgage-backed securities we issue are also subject to spread risk. We expect that the majority of these securities will be adjustable-rate securities valued based on a market credit spread to U.S. Treasury security yields. In other words, their value depends on the yield demanded on these securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on the securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value the securities. Under these conditions, the funding costs for new issuances of our mortgage-backed securities would tend to increase, thus reducing our net interest margin. Conversely, if the spread used to value these securities were to decrease or tighten, our funding costs for new issuances of our mortgage-backed securities would tend to decrease. Changes in future funding costs may affect our net equity, net income or cash flow directly or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the forward yield curve, which represent the market’s expectations of future interest rates, would also affect the yield required on our securities and therefore our funding costs. This would have similar effects on our financial position and operations as would a change in spreads.

Item 4.	Controls and Procedures.

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

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on the foregoing, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

Pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. We have commenced a significant effort to review the effectiveness of our internal control over financial reporting and presently are in the process of documenting and assessing the effectiveness of the design of our internal control over financial reporting. To date, we are in the process of implementing new procedures and changes to existing procedures in an effort to improve the effectiveness of our internal control over financial reporting. In general, these measures include enhancing documentation of policies and procedures, segregation of duties, and controls surrounding the processing of critical spreadsheet applications and information technology general controls (e.g., access, program change).

We expect to complete our review of the design effectiveness of our internal control over financial reporting by late fourth quarter 2005 or early first quarter 2006. Following the completion of the design effectiveness review we will perform testing designed to determine that key internal controls are operating effectively. We expect that the testing phase will identify deficiencies, which will require remediation. We are targeting the completion of the testing and remediation phase for late third quarter 2006, following which our independent auditors will complete the testing necessary for them to report on the effectiveness of our internal controls. Both management and our independent auditors will report on internal controls at the time we file our Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. In our undertaking of this continuous effort, we may identify various control deficiencies, some of which may be significant deficiencies or material weaknesses as defined by the rules of the Public Company Accounting Oversight Board. We will assess the significance of identified control deficiencies that come to our attention and determine the extent to which such deficiencies may be mitigated or require remediation.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We have been involved, from time to time, in a variety of mortgage lending related claims and other matters in the ordinary course of our business. In our opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.

ECC CAPITAL CORPORATION

By:	/s/ GREG LUBUSHKIN
Greg Lubushkin Chief Accounting Officer (Principal Accounting Officer)