Form 10-Q
period 2005-09-30
ECC Capital CORP
filed 2005-11-17
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 11, 2005, the Registrant had 100,213,989 shares of common stock outstanding.

ECC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$67,942	$22,023
Restricted cash	14,500	2,250
Other receivables	32,583	10,379
Mortgage loans held for sale, net	3,811,818	911,784
Mortgage loans held for investment, net	3,685,432	—
Accrued mortgage loan interest	42,834	1,581
Residual interests in securitization	14,443	1,917
Residual interests in securitization, pledged as collateral	—	18,250
Prepaid expenses and other assets	79,041	14,576
Mortgage servicing rights	9,776	—
Equipment and leasehold improvements, net	15,864	8,440
Deferred tax asset	39,634	16,346

Total assets	$7,813,867	$1,007,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse and repurchase facilities	$3,723,029	$894,307
Long-term debt	3,651,489	—
Securities sold under agreements to repurchase	—	3,970
Accounts payable and accrued expenses	60,865	40,131
Dividends payable	18,039	—
Income tax payable	—	16,189

Total liabilities	7,453,422	954,597
Commitments and contingencies
Stockholders’ equity
Common stock authorized, 200,000,000 shares of $0.001 par value at September 30, 2005 and December 31, 2004; issued and outstanding, 100,081,356 shares at September 30, 2005 and 37,842,733 at December 31, 2004	100	38
Additional paid in capital	379,920	12,358
Accumulated other comprehensive income	1,807	76
Deferred compensation	(3,060)	(242)
Retained earnings / (accumulated deficit)	(18,322)	40,719

Total stockholders’ equity	360,445	52,949

Total liabilities and stockholders’ equity	$7,813,867	$1,007,546

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)
Revenue
Interest income	$114,153	$14,397	$201,081	$36,448
Interest expense	(67,676)	(6,580)	(114,612)	(18,563)

Net interest income	46,477	7,817	86,469	17,885
Provision for loan losses - Loans held for investment	12,190	—	18,200	—

Net interest income, after provision for loan losses	34,287	7,817	68,269	17,885
Gain (loss) on sale of loans, net	(6,827)	55,712	(3,940)	121,326
Other income	5,380	—	5,380	—
Gain (loss) on derivatives	39,560	(7,648)	29,475	(8,563)

Total revenue	72,400	55,881	99,184	130,648

Expense
Salaries and related expenses	26,426	14,997	61,406	36,396
Occupancy expense	2,822	1,459	6,846	3,845
Operating expenses	20,048	22,037	48,556	38,753
Professional fees	3,512	1,439	9,308	4,776

Total expenses	52,808	39,932	126,116	83,770

Income (loss) before income taxes	19,592	15,949	(26,932)	46,878
Provision (benefit) for income taxes	(4,853)	7,488	(14,715)	19,735

NET INCOME (LOSS)	$24,445	$8,461	$(12,217)	$27,143

Net income (loss) per share of common stock
Basic	$0.25	$0.34	$(0.15)	$1.06
Diluted	$0.24	$0.20	$(0.15)	$0.62

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income / (loss)	$(12,217)	$27,143
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	3,884	1,765
Provision for loan losses	18,200	—
Change in mortgage loans held for sale	(6,968,700)	(142,145)
Fair value adjustment of residual interest	7,178	(8,975)
Accretion of residual interest	(1,950)	(1,282)
Mortgage servicing rights	(12,195)	—
Amortization of mortgage servicing rights	2,258	—
Compensation charge from stock options	2,892	16
Net increase in derivative instruments	(48,564)	(3,417)
Other	577	775
Net change in:
Other receivables	(22,205)	(5,409)
Accrued mortgage loan interest	(41,253)	(117)
Accrued interest payable	1,607	—
Prepaid expenses and other assets	(15,901)	(10,344)
Deferred and prepaid tax	(23,288)	(4,727)
Accounts payable and accrued expenses	38,633	19,291
Income tax payable	(16,189)	4,419

Net cash used in operating activities	(7,087,233)	(123,007)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(10,404)	(4,459)
Principal payments received on loans held for investment	365,034	—
Cash received from residual interest	2,227	7,008

Net cash provided by investing activities	356,857	2,549
Cash flows from financing activities:
Net increase in warehouse lines of credit	2,828,722	116,651
Proceeds from issuance of long-term debt	4,014,916	—
Principal payments on long-term debt	(365,034)	—
Proceeds from subordinate debt	—	2,645
Payments of subordinate debt	—	(3,581)
Proceeds from reverse repurchase agreement	—	13,031
Payments of reverse repurchase agreement	(3,970)	(6,826)
Payments of capital lease obligations	(1,175)	(525)
Restricted cash	(12,250)	(1,013)
Dividends declared	(46,823)	(154)
Reclassification to equity	2,243	—
Proceeds from issuance of preferred stock	—	3,000
Redemption of preferred stock	—	(3,000)
Proceeds from the issuance of stock options and stock warrants	9,703	33
Proceeds from issuance of common stock	349,963	5,055

Net cash provided by financing activities	6,776,295	125,316

Net increase in cash and cash equivalents	45,919	4,858
Cash at beginning of the period	22,023	5,483

Cash at end of the period	$67,942	$10,341

Supplemental cash flow information:
Cash used to pay interest	$101,469	$18,925
Cash used to pay income taxes	19,473	19,459
Supplemental non-cash financing activity:
Fixed assets acquired through capital leases	$920	$2,596
Transfer of loans held for sale to held for investment	4,068,666	—

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ORGANIZATIONAL AND ACCOUNTING POLICIES

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly ECC Capital Corporation’s, ECC Capital or the Company, consolidated financial position as of September 30, 2005 and December 31, 2004 and the consolidated results of operations and cash flows for the nine months ended September 30, 2005 and 2004. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s 10-K for the year ended December 31, 2004. The results for the nine months ended September 30, 2005 are not necessarily indicative of the expected results for the year ending December 31, 2005.

Formation and initial public offering

ECC Capital was incorporated on April 1, 2004 in the state of Maryland. ECC Capital was formed by Encore Credit Corp. for the purpose of effecting a restructuring of Encore Credit Corp. that would facilitate an initial public offering and conversion to a real estate investment trust, or REIT. Encore Credit Corp. was formed on October 18, 2001 in the State of California and began operations in March 2002.

The Company originates subprime mortgage loans through its taxable REIT subsidiary, Encore Credit Corp., and its indirect wholly-owned subsidiary, Bravo Credit Corporation, principally using its network of brokers throughout the United States. The Company either sells loans to third parties, primarily through Encore Credit, or transfers loans to a wholly-owned bankruptcy remote subsidiary that finances such loans through the issuance of asset-backed securities in securitization transactions accounted for as financings.

On February 18, 2005, the Company completed its initial public offering and conversion to a REIT. Prior to the completion of the initial public offering, ECC Capital formed a wholly-owned subsidiary, ECC Merger Sub, for the interim purpose of effecting the merger. ECC Merger Sub merged with and into Encore Credit, with Encore Credit surviving. In connection with the merger, the shareholders of Encore Credit received 1.183 shares of common stock of ECC Capital for each share of common stock, Series A preferred stock and Series B preferred stock of Encore Credit. In addition, each outstanding option to purchase Encore Credit common stock was assumed by the Company and adjusted to reflect the exchange ratio in the merger. Each warrant to purchase Encore Credit common stock was exercised prior to the merger. Following the initial public offering, Encore Credit became a wholly-owned subsidiary of ECC Capital.

As part of the initial public offering, ECC Capital: (i) issued 40,406,105 shares of common stock to the shareholders of Encore Credit in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share and (iii) sold 3,940,110 shares of common stock in a private placement offering at $6.345 per share. ECC Capital raised a total of $379,375,000 through the sale of its stock (before offering expenses) in the initial public offering and the private placement.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The issuance of shares by the Company to the shareholders of Encore Credit was accounted for as a transaction between entities under common control. The assets and liabilities of Encore Credit were recorded by the Company at the time of the transaction at their carrying value. The accompanying financial statements present the financial position, results of operations and cash flows of the Company as if these transactions occurred as of the beginning of the periods presented. Transactions and activity affecting stockholders’ equity in the nine months ended September 30, 2005 are summarized as follows (in thousands):

(unaudited)

	Common stock	Preferred stock	Additional Paid in Capital	Accumulated other comprehensive income	Deferred compensation	Retained earnings	Total
Balance reported by Encore Credit at December 31, 2004	$22	$10	$12,364	$76	$(242)	$40,719	$52,949
Conversion of Encore Credit preferred and common to ECC Capital common stock	16	(10)	(6)	—	—	—	—

Balance at December 31, 2004 adjusted for conversion	38	—	12,358	76	(242)	40,719	52,949
Exercise of options and warrants	5	—	9,828	—	—	—	9,833
Sale of common stock	56	—	353,613	—	—	—	353,669
Offering expenses	—	—	(3,706)	—	—	—	(3,706)
Issuance of restricted stock	1	—	5,584	—	(5,715)	—	(130)
Reclassifications to equity	—	—	2,243	—	—	—	2,243
Amortization of deferred compensation expense	—	—	—	—	2,897	—	2,897
Dividends	—	—	—	—	—	(46,824)	(46,824)
Net loss	—	—	—	—	—	(12,217)	(12,217)
Other comprehensive income - fair value adjustment to available-for-sale securities	—	—	—	1,731	—	—	1,731

Balance at September 30, 2005	$100	$—	$379,920	$1,807	$(3,060)	$(18,322)	$360,445

Principles of Consolidation

The consolidated financial statements of the Company include the financial position and results of ECC Capital and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation.

The Company has formed a special purpose entity for the purpose of facilitating financing of its loans through securitizations (see Note G). The Company has retained certain servicing rights and the excess interest spread between the rate paid by the borrowers and the rate paid to the noteholders. The structure of the trust limits its activities to holding the transferred assets and transferring cash collected to the entity’s beneficial interest holders. The trust does not meet the definition of a qualified special purpose entity, or QSPE, as defined by Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as: (i) the Company retains certain discretionary rights as servicer of the mortgage loans transferred to the trust, (ii) the Company holds a right to repurchase any of the loans in the trust aggregating up to 1% of the initial principal balance of the transferred loans, and (iii) the trust may, with the approval of the beneficial interest holders, acquire derivative financial instruments. The trust is considered a variable interest entity as defined by FASB Interpretation No. 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. The Company is considered the primary beneficiary of the trust because, as the recipient of the excess cash flows from the trust, the Company’s interests in the trust are exposed to the majority of the variability in the trust’s cash flows. As the primary beneficiary of the trust, the Company has consolidated the assets and liabilities of the trust in the accompanying financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant balance sheet items, which could be materially affected by such estimates, include the residual interests in securitizations, mortgage servicing rights, deferred and prepaid taxes, repurchase allowance, the carrying value of loans held for sale, deferred fees, deferred bond issuance costs and allowance for loan losses on loans held for investment.

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

Mortgage Loans and Loan Origination Fees and Costs

Mortgage loans held for sale are carried at the lower of cost or market, which is computed on an individual loan basis. Unrealized losses, if any, are recognized by a direct reduction in loan value and a corresponding reduction to income. Loan origination fees, as well as discount points and certain direct origination costs are initially capitalized, recorded as an adjustment of the cost basis of the loan, and reflected in earnings when the loan is sold as part of the gain or loss on the sale of loans. Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses.

Mortgage loans held for sale are transferred to mortgage loans held for investment when such loans have been included in or identified for inclusion in a securitization transaction. For financial reporting purposes, the transfer is recorded at the carrying amount of the loan at the date of transfer, which includes deferred origination fees and costs. In addition, the cost basis of the loans includes a discount arising on the allocation of a portion of the loan basis to mortgage servicing rights. Deferred origination fees and cost, net of discounts, are amortized as an adjustment of yield over the life of the portfolio using the effective yield method in a manner that anticipates prepayments (see Note L).

In connection with the Company’s mortgage loans held for investment, the Company establishes an allowance for loan losses based on its estimate of losses inherent and probable as of the Company’s balance sheet date. The Company charges off uncollectible loans at the time of liquidation. The Company evaluates the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment. The Company believes the allowance for credit losses is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. The provision for losses is charged to the Company’s consolidated statement of earnings and losses incurred on mortgage loans held for investment are charged to the allowance.

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on non-accrual status when any concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. As of September 30, 2005 and 2004, there were loans with an unpaid principal balance of $13,707,000 and $0 on non-accrual status, respectively.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the initial public offering, the Company generally sold mortgage loans to third parties in exchange for cash, and retained interests in the loans. The third party then transferred the mortgage loans to a Real Estate Mortgage Investment Conduit (the “REMIC” or “Trust”), which was a QSPE, as defined by SFAS 140. The Trust, in turn, issued interest bearing asset-backed securities (the “Certificates”). The Certificates were sold without recourse except that the Company provides representations and warranties customary to the mortgage banking industry with respect to loans transferred to the Trust. The Trust used the cash proceeds from the sale of the Certificates to pay the Company the purchase price for the mortgage loans. The Trust also issued certificates representing interests in the excess interest spread and other residuals. The excess interest spread represents the present value of estimated cash flows that the holder of such Certificates will receive as a result of the interest collected from borrowers exceeding the interest paid to securityholders by the Trust. The Company retained the Certificates representing the excess interest spread and other residuals, herein referred to as residual interests. In addition, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization” or “OC”) held by the Trust. The servicing agreements require that the OC be maintained at certain levels.

The Company allocates its basis in the mortgage loans and residual interests between the portion of the assets sold through the Certificates and the portion of retained interest based on the relative fair values of those portions on the date of sale. The Company recognizes gains or losses attributable to the changes in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as either available-for-sale or trading securities. At September 30, 2005, the Company had $1,899,000 in residual interests classified as available-for-sale and $12,544,000 in residual interests classified as trading securities. The Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate commensurate with the risks involved. Increases to the fair value of available-for-sale residual interests are recorded as unrealized gains, net of tax, as a component of other comprehensive income, with the yield being adjusted on a prospective basis. Decreases to the fair value, that are considered to be other than temporary, are recorded as a loss against earnings in the period of the change. Changes to the fair value of trading residual interests are recorded through earnings as a component of the gain on sale of loans.

The Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s residual interests are subordinated to the Certificates until the Certificate holders are fully paid.

Mortgage Servicing Rights

Mortgage Servicing Rights, or MSRs, represent the value of servicing rights retained after loans are sold or securitized. The Company allocates its basis in the mortgage loans and MSRs between the portion of the assets sold and the portion of the retained interests based on the relative fair value of those portions on the date of securitization. The carrying values of MSRs are amortized as a reduction to interest income over the life of the assets. Periodically, these assets are evaluated for impairment and a reserve is established when the carrying value exceeds the fair value. The allocated basis of the MSRs reduces the carrying value of the loans, creating discount that is amortized over the life of the loans in conjunction with deferred origination fees and costs.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets, mortgage loans held for sale and the repricing of long-term debt issued in securitization transactions, the Company uses derivative financial instruments such as Eurodollar futures contracts, interest rate caps, and interest rate swaps. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to partially offset changes in interest income and cash flows as interest rates change. The derivative financial instruments and any related margin accounts are included in prepaid expenses and other assets on the consolidated balance sheets and are carried at their fair value. Changes in the fair value of derivative instruments are reported as other income/expense – derivatives within the consolidated statement of operations. The Company held the following positions in derivatives (in thousands):

(unaudited)

	September 30, 2005		December 31, 2004
Contract	Notional amount	Fair value	Notional amount	Fair value	Term
Eurodollar futures	$22,757,000	$13,555	$4,056,000	$(5,942)	Various through June 2009
Interest rate swaps	1,759,947	12,661	—	—	Amortizing through February 2010
Interest rate cap	1,076,106	18,570	—	—	Amortizing through February 2008

		$44,786		$(5,942)

The notional amount of Eurodollar futures contracts is greater than the outstanding balance of items they hedge because there are multiple Eurodollar futures contracts at various maturities covering the same hedged items for different periods. During the nine months ended September 30, 2005, the Company recorded a gain of $29,475,000 related to these derivatives, representing $36,076,000 in fair value adjustments and settlement payments of $6,601,000 on the swaps and caps. At September 30, 2005 the Company was required by a counterparty to maintain a margin deposit against the Eurodollar futures of $6,288,000. As the counterparty and the Company have a right of offset, the net margin deposit of $19,843,000 is included with the carrying value of the derivatives included in prepaid expenses and other assets.

Income Taxes

The Company is not subject to tax on the earnings of the REIT it distributes to its stockholders as long as it distributes at least 90% of its taxable REIT earnings to its stockholders each year and satisfies other qualifying tests. The Company has elected to have its wholly-owned subsidiary, Encore Credit, treated as a taxable REIT subsidiary, or TRS. As a TRS, Encore Credit is subject to federal and state taxes on its income. Accordingly, the Company reports a provision for taxes based upon the earnings of Encore Credit using the asset and liability method of accounting for income taxes.

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

From time to time, Encore Credit sells loans to ECC Capital. These sales are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore and loan premium is recorded in the separate accounts of ECC Capital. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between ECC Capital’s tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore Credit in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. At September 30, 2005, management determined that it is unlikely that Encore Credit will pay tax related to the intercompany gain arising on intercompany sales occurring in 2005 and that the tax effect of intercompany gains should reduce the tax benefit that would otherwise have been recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Net income / (loss):
As reported	$24,445	$8,461	$(12,217)	$27,143
Compensation expense	(105)	(126)	(236)	(192)

Pro forma	$24,340	$8,335	$(12,453)	$26,951

Income / (loss) per share:
Basic, as reported	$0.25	$0.34	$(0.15)	$1.06
Basic, pro forma	$0.25	$0.33	$(0.15)	$1.05
Diluted, as reported	$0.24	$0.20	$(0.15)	$0.62
Diluted, pro forma	$0.24	$0.19	$(0.15)	$0.62

The fair value of each pre-initial public offering option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate at the date of grant, which ranged from 3.55% to 4.76%; and expected life of 5 years. The assumptions utilized in valuing the grants of options during the nine months ended September 30, 2005 were: dividend yield of 10%; expected volatility of 45%; risk-free interest rate at the date of grant, which ranged from 3.85% to 4.31%; and expected life of 4.5 years.

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to stockholders by the weighted average number of common stock outstanding for the period. The weighted average number of common stock includes actual shares of common stock outstanding during the period weighted from the date of issuance, less unvested restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings / (loss) per share were calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)
Basic earnings / (loss) and diluted earnings	$24,445	$8,461	$(12,217)	$27,143

Weighted average number of shares issued	98,734	25,068	82,739	25,704
Weighted average number of unvested restricted stock	746	—	529	—
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	1,097	4,456	1,753	4,456
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	—	1,297	238	1,297
Dilutive effect on assumed conversion of preferred stock outstanding	—	12,129	1,955	12,129

Diluted shares	100,577	42,950	87,214	43,586

Earnings / (loss) per share:
Basic	$0.25	$0.34	$(0.15)	$1.06
Diluted	$0.24	$0.20	$(0.15)	$0.62

A total of 1,792,000 shares are excluded from diluted shares outstanding at September 30, 2005 because the exercise price exceeded the fair value of the stock at that date and, therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2005, basic and diluted earnings per share have been calculated based on 82,739,000 weighted average shares outstanding as using the diluted shares outstanding in the calculation would have had an anti-dilutive effect due to the Company incurring a loss.

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

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 replaces APB Opinion No. 20 and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effects or the cumulative effect of the change. SFAS 154 is effective for the fiscal years beginning after December 15, 2005. The Company believes that SFAS 154 will not have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to the September 30, 2005 presentation.

NOTE B - LOANS HELD FOR SALE

Mortgage loans held for sale at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	Weighted Average Coupon	December 31, 2004	Weighted Average Coupon
	(unaudited)
	(in thousands)
Mortgage loans held for sale	$3,769,383	7.38%	$899,482	7.08%
Net deferred origination costs	42,435		12,302

Loans, net	$3,811,818		$911,784

Gain on sale of loans was comprised of the following components for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Premium from whole-loan sales	29,354	$94,566	$56,447	$220,705
Provision for repurchases	(35)	(3,595)	(2,784)	(7,979)
Non-refundable loan fees, net	5,061	15	6,200	31
Lower of cost or market adjustment for loans held for sale	(20,533)	(1,067)	(21,950)	(1,719)
Deferred origination costs	(17,962)	(42,256)	(34,146)	(98,687)
Fair value adjustment of mortgage servicing rights	(161)	—	(161)	—
Fair value adjustment of residual interest	(2,551)	8,049	(7,546)	8,975

Gain on sale of loans, net	$(6,827)	$55,712	$(3,940)	$121,326

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – LOANS HELD FOR INVESTMENT

The components of mortgage loans held for investment at September 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

	September 30, 2005	Weighted Average Coupon	December 31, 2004
	(unaudited)
Unpaid principal balance of mortgage loans	$3,666,021	7.25%	$—
Net deferred origination costs and discount	37,611		—
Allowance for loan losses	(18,200)		—

	$3,685,432		$—

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Beginning balance	$—	$—
Additions	18,200	—
Charge-offs, net	—	—

Ending balance	$18,200	$—

NOTE D – RESIDUAL INTEREST

The following table summarizes activity in residual interests (in thousands):

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Beginning balance	$20,167	$1,596
Residual interests	—	30,800
Mark-to-market adjustment	(5,447)	8,975
Accretion of residual interests	1,950	1,282
Cash received from residual interests	(2,227)	(7,008)
Other	—	(406)

Ending balance	$14,443	$35,239

Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s residual interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses certain assumptions and estimates to determine the fair value allocated to the residual interests at the time of initial sale and each subsequent reporting date in accordance with SFAS 140. These assumptions and estimates include projections concerning the various rate indices applicable to the Company’s loans and the pass-through rate paid to bondholders, credit loss experience, prepayment rates, and a discount rate commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected.

As of September 30, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations and in the shared execution to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table:

	September 30, 2005	December 31, 2004
	(unaudited)
	(dollars in thousands)
Carrying value/fair value of residual interests	$14,443	$20,167

Assumed weighted average life in years	0.71	2.92
Decline in fair value with 10% adverse change	$1,080	$471
Decline in fair value with 20% adverse change	$1,839	$1,184

Assumed cumulative pool losses	1.11%	3.17%
Decline in fair value with 10% adverse change	$1,272	$1,297
Decline in fair value with 20% adverse change	$2,544	$2,336

Assumed discount rate	19.97%	19.60%
Decline in fair value with 10% adverse change	$290	$808
Decline in fair value with 20% adverse change	$573	$1,573

Interest rate assumptions	1-month LIBOR	1-month LIBOR
Decline in fair value with 10% adverse change	$1,162	$3,250
Decline in fair value with 20% adverse change	$2,327	$6,130

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – MORTGAGE SERVICING RIGHTS

Mortgage servicing assets represent the carrying value of our mortgage loan servicing rights. The following table summarizes activity in mortgage servicing assets for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Balance, beginning of period	$—	$—
Additions	12,195	—
Amortization	(2,258)	—
Valuation allowance	(161)	—

Balance, end of period	$9,776	$—

The addition of $12.2 million for the nine months ending September 30, 2005 represents the value of servicing rights from the three securitization transactions executed during 2005.

NOTE F – WAREHOUSE AND REPURCHASE FACILITIES

The Company has entered into warehouse line of credit, repurchase, and aggregation facilities for the funding of mortgage loans as follows:

(unaudited)

(in thousands)

Maximum warehouse, repurchase, and aggregation facility amount	Wet funding sub-limit	Advance amount		Maturity date
		September 30, 2005	December 31, 2004
$900,000	$150,000	$381,317	$235,939	July 19, 2006
750,000	250,000	286,870	400,563	November 14, 2005
500,000	200,000	454,718	154,412	February 17, 2006
1,000,000	100,000	841,754	103,393	March 31, 2006
950,000	225,000	679,191	—	January 13, 2006
750,000	249,750	560,761	—	February 28, 2006
500,000	175,000	518,418	—	May 15, 2006

$5,350,000	$1,349,750	$3,723,029	$894,307

Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. The Company is charged a margin over the London Interbank Offered Rate, or LIBOR, which varies within warehouse lines based on tranches with dry funded loans carrying the lowest rate and non-performing loans carrying the highest rate (few loans fall into the non-performing category). The majority of the Company’s fundings are wet loan fundings, which become dry loan fundings once all the documentation has been delivered to the custodian. The interest rate on wet loan fundings is 0 to 12.5 basis points higher than that of dry loan fundings, varying between warehouse lines. The weighted average interest rate on these facilities was 4.64% and 3.19% as of September 30, 2005 and December 31, 2004, respectively. As security for the repayment of the warehouse line of credit, the

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

lenders have taken a security interest in the underlying mortgage loans. In addition, in order to secure one line, the Company is required to maintain certain minimum cash balances, which have been classified as restricted cash. The cumulative amount of restricted cash under the minimum balance requirements at September 30, 2005 and December 31, 2004 was $14,500,000 and $2,250,000, respectively. As consideration for the warehouse lines of credit, the Company paid commitment fees of approximately $2,040,000 and $1,196,000 for the nine months ended September 30, 2005 and 2004, respectively. Interest on the warehouse lines of credit is calculated on a loan-by-loan basis and depends upon the loan type. Each of the warehouse lines requires that the Company meet certain financial covenants including minimum tangible net worth, leverage ratios, minimum liquid assets, minimum cash balances, and positive net income. These warehouse lines may also limit the Company’s ability to pay dividends. The Company was in compliance with these warehouse line covenants as of September 30, 2005.

The Company has formed a Delaware business trust as a special purpose entity to facilitate the financing of certain of its loans held for sale. The accounts of this special purpose entity are included in the consolidated financial statements of the Company as the structure is such that the Company retains control, as defined by SFAS 140, of the assets transferred to the entity. However, the trust represents a separate entity from the Company and is considered to be bankruptcy remote from the Company. As such, the Company is not legally liable on the debts of the trust, except for an amount limited to 10% of the maximum dollar amount of the notes permitted to be issued and to obligations resulting from certain guarantees. The Company sells loans to the trust which are financed by the trust by issuing and selling to UBS Real Estate Securities (“UBS”) certain notes. The trust had assets of $314,422,000 and $406,543,000 at September 30, 2005 and December 31, 2004, respectively, in whole-loans and liabilities representing short-term debt due UBS of $285,415,000 and $400,563,000, respectively. There were no real estate owned properties in the trust as of September 30, 2005 and December 31, 2004.

NOTE G – LONG-TERM DEBT

During the nine months ended September 30, 2005, the Company completed three securitizations of mortgage loans. The Company effected the transactions by transferring mortgage loans to a bankruptcy-remote subsidiary, which in turn, transferred the loans to an owner trust. The trust sold various classes of mortgage-backed securities, or bonds, with an aggregate face value of $4.0 billion to third parties. Proceeds from the sale of the securities were utilized to acquire mortgages from the Company at their unpaid principal balances of approximately $4.0 billion. Proceeds from the sale of the mortgage securities were used to pay transaction expenses, pay off warehouse advances and for general corporate purposes.

The mortgage-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. The interest rate on the securities resets monthly and is based upon one-month LIBOR. The weighted average interest rate payable on the Company’s long-term debt at September 30, 2005 was 4.14%. As principal payments on the underlying mortgages are paid through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds the Company estimates that the bonds will be fully repaid by 2015. However, the bonds have a “clean-up call” provision which allows the Company to dissolve the trust and repay outstanding bonds when the remaining principal balance of the underlying loans is 10% or less of their original balance. If the Company exercises this call provision, the Company estimates that the bonds could be fully repaid by 2008.

As of September 30, 2005 and December 31, 2004, the balance of long-term debt comprised the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Securitized bonds	$3,650,313	$—
Discount on bonds	(430)	—
Accrued interest on securitized bonds	1,606	—

Total financing on mortgage loans held for investment	$3,651,489	$—

The costs associated with issuing long-term debt are capitalized and amortized as a component of interest expense over estimated term of the debt, expecting that the debt will be paid fully from the cash flows from the underlying collateral. Deferred bond issue costs of $12,545,000 were capitalized during the nine months ended September 30, 2005. The balance of deferred bond issue costs at September 30, 2005, net of accumulated amortization, was $10,171,000 and is included in prepaid expenses and other assets.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The discount on bonds reflects the difference between the proceeds received from the sale of the bonds and the face amount to be repaid over the life of the bonds. The discount is being amortized as an adjustment of interest expense over the estimated life of the bonds.

NOTE H – STOCK OPTIONS

The Company’s board of directors approved the 2004 Incentive Award Plan under which a total of 3,150,000 shares of stock have been reserved for issuance. Under the plan, the Company’s board of directors may grant stock options, issue restricted stock or issue stock appreciation rights. During the nine months ended September 30, 2005, the Company granted to employees and directors options to purchase 1,792,000 shares of stock at the fair market value as of the date of grant, which ranged from $6.25 to $6.75. The options vest over two to five years. During the nine months ended September 30, 2005, the Company issued to employees a total of 861,940 shares of restricted stock. The fair market value of the restricted stock at the date of issuance has been recorded as deferred compensation within stockholders’ equity and is being amortized to expense as the employees vest their right to the restricted stock.

Options issued to employees under pre-initial public offering Encore Credit stock option plans and grants were converted to options to acquire the Company’s common stock under the terms and conditions of the initial grant. At September 30, 2005, a total of 3,833,000 options were outstanding to purchase shares at prices ranging from $0.43 to $6.75 per share.

NOTE I – SEGMENT REPORTING

The operating segments reported below are the segments for which revenue and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company operates in two segments:

Mortgage banking segment

The mortgage banking segment originates subprime residential mortgage loans through mortgage companies and independent mortgage brokers, and directly to borrowers. This segment sells loans to third parties and to the portfolio investment segment recording premium on sale revenue. This segment also records net interest income earned as the difference between mortgage loan interest and interest expense paid on financing while the loan is pending sale.

Portfolio investment segment

The portfolio investment segment invests in subprime mortgage loans and finances the investment through the issuance of non-recourse securitized debt. Pending securitization, mortgage loans are financed through the Company’s warehouse facilities. The primary source of income for the portfolio investment segment is net interest income.

The accounting policies of the business segments are generally the same as those described in the summary of significant accounting policies. Summary financial data by segment as of September 30, 2005 and the three months then ended follows (in thousands).

(unaudited)

	Portfolio	Mortgage Banking	Intercompany Eliminations	Consolidated
Net interest income	$21,277	$20,694	$4,506	$46,477
Gain on sale of loans, net	2,120	(2,161)	(6,786)	(6,827)
Provision for loan losses	(12,190)	—	—	(12,190)
Other income / (expense) - derivatives	19,855	19,705	—	39,560
Benefit for income taxes	—	4,853	—	4,853
Net income / (loss)	26,721	(5,586)	3,310	24,445

Total assets	$4,075,420	$3,811,953	$(73,506)	$7,813,867

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gain on sale from the portfolio investment segment is comprised of a mark down in the Company’s residual interests of $2,551,000 and a mark down on its mortgage servicing rights of $161,000, offset by prepayment penalty collections of $4,830,000. The Company’s portfolio segment generally does not sell loans. During the three months ended September 30, 2005, the mortgage banking segment sold mortgage loans with balances of $0.9 billion to the portfolio investment segment.

Summary financial data by segment as of September 30, 2005 and the nine months then ended follows (in thousands).

(unaudited)

	Portfolio	Mortgage Banking	Intercompany Eliminations	Consolidated
Net interest income	$46,919	$31,847	$7,703	$86,469
Gain on sale of loans, net	669	35,965	(40,574)	(3,940)
Provision for loan losses	(18,200)	—	—	(18,200)
Other income / (expense) - derivatives	9,334	20,141	—	29,475
Benefit for income taxes	—	14,715	—	14,715
Net income / (loss)	20,650	(20,159)	(12,708)	(12,217)

Total assets	$4,075,420	$3,811,953	$(73,506)	$7,813,867

Gain on sale from the portfolio investment segment is comprised of a mark down in the Company’s residual interest of $5,068,000 and a mark down on its mortgage servicing rights of $161,000, offset by prepayment penalty collections of $5,896,000. The Company’s portfolio investment segment generally does not sell loans. During the nine months ended September 30, 2005, the mortgage banking segment sold mortgage loans with balances of $4.1 billion to the portfolio investment segment.

The Company did not have any operations in the portfolio investment segment during the nine months ended September 30, 2004.

NOTE J – ACQUISITION

On May 16, 2005, Bravo Credit, the Company’s indirect wholly-owned subsidiary, acquired five branches from America’s Money Line (“AML”), a subsidiary of Saxon Capital, Inc. Significant terms of the transaction include Bravo Credit paying a purchase price of $125,000 and assuming the lease obligations of the acquired branches. In the acquisition, Bravo Credit acquired the assets and operations of AML’s retail branches in Connecticut, New Jersey, Maryland, Texas and North Carolina. As part of the transaction, Bravo Credit extended employment offers to the employees of those five branches and to the employees from AML’s Florida location. The transaction enabled Bravo Credit to accelerate its business plan implementation and growth with an exceptional opportunity to minimize costs and the ramp-up time required to open new retail mortgage branches. The transaction did not have a material impact on the consolidated financial statements.

NOTE K – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On October 26, 2005, management of the Company determined that the financial statements as of and for the three months ended June 30, 2005 required revision for the matters described below.

As of June 30, 2005,the Company’s swaps were valued as “plain-vanilla” amortizing swaps. However, the swaps are structured to provide a balance-guarantee feature that amortizes the notional amount of the swaps based upon the lower of the scheduled amortization or the balance of the liabilities hedged by the swaps. Correcting the valuation of the swaps results in a decrease in the unrealized derivative loss reported for the three and six months ended June 30, 2005 of $8,267,000.

The Company is also restating the financial statements for the three and six months ended June 30, 2005 to accrue $712,000 in additional compensation expense earned during the period ended June 30, 2005 related to an executive bonus arrangement and to reverse $1,727,000 of interest income recorded in error during the period ended June 30, 2005.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of these revisions is to reduce the previously reported net loss for the three and six months ended June 30, 2005 by $6,860,000 or $0.07 and $0.09, respectively, per diluted share (in thousands, except per share data):

	Three months ended June 30, 2005		Six months ended June 30, 2005
Dollars in thousands	As previously reported	As restated	As previously reported	As restated
Interest income	$65,329	$63,602	$90,800	$89,073
Other income/(expense) - derivatives	(29,264)	(20,977)	(18,372)	(10,085)
Total revenue	(314)	6,246	22,369	28,929
Salaries and related expenses	19,145	19,857	34,269	34,981
Tax provision	2,519	3,531	8,850	9,862
Net loss	(38,680)	(31,820)	(41,378)	(34,518)

Net loss per share - basic and diluted	$(0.40)	$(0.33)	$(0.52)	$(0.43)

The impact of these revisions on the balance sheet is not material.

NOTE L – CHANGE IN ACCOUNTING PRINCIPLE

Through the period ended June 30, 2005, the Company amortized deferred loans fees and costs related to its held-for-investment loan portfolio over the contractual life of the individual loans using the effective yield method. Upon prepayment of any loan, the unamortized fees and costs were charged against interest income.

The Company’s held-for-investment loan portfolio comprises a large number of similar loans for which prepayments are probable and can be estimated. Due to the anticipated prepayment patterns of the Company’s loan portfolio, management believes it preferable to amortize deferred fees and costs over the life of the held-for-investment loan portfolio using the effective yield method in a manner that anticipates prepayments as permitted by paragraph 19 of Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Amortizing fees and costs in a manner that anticipates prepayments will result in a more ratable allocation of interest income over the life of the components of the Company’s held-for-investment loan portfolio.

Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements, requires the effect of accounting changes in interim periods to be restated in the Company’s financial statements to give effect to the accounting change. The Company first began amortizing loan fees and costs during March 2005 when it began holding loans for investment. Accordingly, this change has no effect on the financial statements of years prior to 2005 and 2005 beginning retained earnings. The effect of the accounting change on the three months ended March 31, 2005 is not material. The effect of the change on the financial statements for the three and six months ended June 30, 2005 is to increase the restated net loss (see Note K) for the three and six months ended June 30, 2005 by $2,145,000 or $0.02 and $0.03, respectively, per diluted share (in thousands, except per share data):

	Three months ended June 30, 2005		Six months ended June 30, 2005
Dollars in thousands	Before accounting change	After accounting change	Before accounting change	After accounting change
Interest income	$63,602	$61,457	$89,073	$86,928
Net loss	(31,820)	(33,965)	(34,518)	(36,663)

Net loss per share - basic and diluted	$(0.33)	$(0.35)	$(0.43)	$(0.46)

Shares outstanding	97,088		79,377

Adoption of the new accounting principle increased the net loss for the three and nine months ended September 30, 2005 by $970,000 and $3,115,000, respectively, or $0.01 and $0.04 per diluted share.

NOTE M – DIVIDENDS PAYABLE

On September 27, 2005, the Company’s board of directors approved a $0.18 per share dividend for the third quarter. The dividend was paid on October 24, 2005 to stockholders of record as of October 10, 2005.

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

Formation transactions

We were incorporated on April 1, 2004 in the state of Maryland. We were formed by Encore Credit Corp. for the purpose of effecting a restructuring of Encore Credit Corp. that would facilitate an initial public offering and conversion to a real estate investment trust, or REIT. As a REIT, we invest in residential mortgage loans financed by the issuance of non-recourse debt through special purpose entities. At December 31, 2004, we were a wholly-owned subsidiary of Encore Credit Corp. Encore Credit Corp. was formed in October 2001 and did not begin lending operations until March 2002.

On February 18, 2005, ECC Capital completed its initial public offering and conversion to a REIT. Prior to completion of our initial public offering, ECC Capital formed a wholly-owned subsidiary, ECC Merger Sub, for the interim purpose of effecting the merger. ECC Merger Sub merged with an into Encore Credit with Encore Credit surviving. In connection with the merger, the shareholders of Encore Credit received 1.183 shares of our common stock for each share of common stock, Series A preferred stock and Series B preferred stock of Encore Credit. In addition, each outstanding option to purchase Encore Credit common stock was assumed by us and was adjusted to reflect the exchange ratio in the merger. Each warrant to purchase Encore Credit common stock was exercised prior to the merger.

As part of our initial public offering, we: (i) issued 40,406,105 shares of common stock to the shareholders of Encore Credit in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share and (iii) sold 3,940,110 shares of common stock in a private placement offering at $6.345 per share. We raised a total of $379,375,000 through the sale of our stock (before offering expenses) in the initial public offering and private placement.

Immediately prior to the initial public offering, Encore Credit became our wholly-owned subsidiary. In this quarterly report, unless the context suggests otherwise, for time periods before February 17, 2005, the terms “the company,” “we,” “our” and “us” refer to Encore Credit and its subsidiaries, and for time periods on and after February 17, 2005, all references to “the company,” “we,” “our” and “us” refer to ECC Capital and its subsidiaries, including Encore Credit.

General

Prior to 2005, we sold substantially all of our mortgage loans on a whole-loan basis and generally recognized a premium on the sale of the loans upon completion of the sale. We recognized interest income on the loans held in inventory preceding the sale of such loans and interest expense on any associated warehouse borrowing throughout the period preceding the sale of our loans. The proceeds from loan sales were substantially used to repay any warehouse borrowing associated with those loans. We outsourced the interim servicing of our loans and, upon sale of the loans, we transferred servicing rights to the buyer.

As a REIT, we continue to originate mortgage loans through our taxable REIT subsidiaries, or TRSs, Encore Credit and Bravo Credit Corporation. Through our TRSs, we will also continue to sell to third parties on a whole-loan basis a portion of the loans we originate and purchase or enter into securitization transactions that are structured as sales of mortgage loans in order to generate cash from the gain on sales to grow our equity capital base. However, we will also retain some of the loans we originate through “on-balance sheet” securitizations that will be treated as financing transactions for accounting purposes. The result is that we will continue to carry the loan balances as loans held for investment on the balance sheet and we will report the related non-recourse asset-backed securities, or bonds, issued through securitization transactions as a liability. As a result of this new strategy, we expect the net interest income generated by our portfolio of loans to become a larger component of our revenues and that the net gain received as a result of whole-loan sales, which was the largest component of our revenues prior to 2005, will become a smaller component. This income will be the result of the interest spread received on the mortgage loans over the interest paid to bond holders and to our warehouse lenders.

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

As of September 30, 2005, we operated through seven regional processing centers in Irvine, California, Woodland Hills, California, Walnut Creek, California, Downers Grove, Illinois, Glen Allen, Virginia, Tampa, Florida and White Plains, New York. We originated approximately $9.8 billion and $6.5 billion in loans during the nine months ended September 30, 2005 and 2004, respectively. We began originating subprime mortgage loans on a retail basis during the third quarter of 2004. During the first quarter of 2005, we transitioned Encore Credit’s retail operation to Bravo Credit, which originated approximately $364 million in loans of the $9.8 billion total originations during the nine months ended September 30, 2005.

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

We capitalize the fees received from borrowers at the time of loan origination, and various costs of originating loans, which consist of fees and premiums paid to brokers, as well as certain direct internal costs. Net capitalized origination costs and fees on loans held for sale are charged to expense at the time the related loans are sold and reduce the gain on sale recorded. Net capitalized origination costs and fees on loans held for investment, net of discounts arising from the allocation of loan basis to mortgage servicing rights at the time of securitizations, are amortized as a component of interest income over the life of the portfolio using the effective yield method in a manner that anticipates prepayments. At each reporting period, if a difference arises between the prepayments anticipated and actual prepayments received, we will recalculate the effective yield to reflect actual prepayments to date and anticipated future prepayments. Accordingly, if actual prepayment speeds exceed anticipated prepayment speeds we will be required to record additional interest expense.

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

Fair Value of Residual Interests in Loan Securitizations

In securitizations completed through 2004, we conveyed loans that we originated to a special purpose entity (such as a trust), or to a third party that subsequently sold the loans to a special purpose entity, in exchange for cash proceeds and a residual interest in the trust. The cash proceeds were raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. Pursuant to Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, and its predecessor accounting pronouncements, we recorded gain on sales of loans, equal to the difference between the portion sold and any retained interests (residual interests) based on their relative fair values at the date of transfer and our basis in the loans. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the projected interest earned on each pool of securitized loans over the sum of the interest paid to investors, the contractual servicing fee, an estimate for credit losses and other ongoing costs of the securitization. Each agreement that we have entered into in connection with these securitizations requires the over-collateralization of the trust, which may be funded through initial cash reserves or through a cash build up from the excess spread. The amount and timing of the cash flows expected to be released from the securitization trusts consider the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

We determined the present value of the cash flows at the time each securitization transaction closed using certain assumptions and estimates made by us at the time the loans were sold. These assumptions and estimates included:

•	future interest rates based upon the forward London Interbank Offered Rate, or LIBOR, curve;

•	future rates of principal prepayment on the loans;

•	timing and magnitude of credit losses; and

•	discount rate used to calculate present value.

Although we believe that the assumptions used to estimate the fair values of its retained residual interests are reasonable, we cannot assure the accuracy of the assumptions or estimates.

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

Estimated future cash flows in excess of the amortized cost of our investment in residual interests are recognized as income at a constant rate of interest (level-yield) over the estimated period of time that the cash flows will be received. On a quarterly basis, if estimated cash flows generated from the securitized assets underlying collateral differ from the cash flows previously estimated due to actual prepayment or credit loss experience, we calculate revised yields based on the current amortized cost of the investment and the revised cash flows. The revised yields are then applied prospectively to recognize interest income.

Mortgage Servicing Rights

During the nine months ended September 30, 2005, we completed three on balance sheet securitizations and retained the servicing rights to the loans sold to the trust. The mortgage servicing rights, or MSRs, represented a retained interest and we initially recorded the servicing rights based on their allocated basis, as described above. The carrying values of MSRs are amortized as a reduction to interest income over the life of the assets. Periodically, these assets are evaluated for impairment and a reserve is established when the fair value exceeds the carrying value. The allocated basis of the MSRs reduces the carrying value of the loans, creating discount that is amortized over the life of the loans in conjunction with deferred origination fees and costs.

Deferred Bond Issuance Costs

Direct costs associated with the issuance of long-term collateralized debt are capitalized and amortized as a component of interest expense in a manner that produces a constant rate of interest over the estimated term of the debt, expecting that the debt will be paid fully from the cash flows from the underlying collateral. Changes in the estimated amount and timing in cash flows of the collateral that pass through to the debt may cause us to amortize deferred bond issuance costs faster or slower than we anticipated upon issuance of the bonds.

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

Interest Rate Swap Agreements and Eurodollar Futures. Interest rate swap agreements allow us to exchange floating rate obligations for fixed-rate obligations effectively locking in our borrowing costs for a period of time. When we enter into a swap agreement we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We may also sell Eurodollar futures contracts in order to mitigate the projected impact of interest rate changes on our forecasted one-month LIBOR based liabilities.

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

Income taxes

We will elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2005. Encore Credit will continue as our primary mortgage origination subsidiary. As a result of our joint election, Encore Credit, Bravo Credit and Encore Credit Corporation of Minnesota will be treated as our taxable REIT subsidiaries. The origination and purchase of the loans we intend to sell in whole-loan sales are funded by Encore Credit. The origination and purchase of the loans we intend to retain for our portfolio are funded by Encore Credit and subsequently sold to us. To the extent that we purchase mortgage loans from Encore Credit in this manner, we are required to purchase those loans at fair market value. We have a similar arrangement with Bravo Credit with respect to our retail operations.

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

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (i) the carryback of net operating losses, (ii) the reversal of taxable temporary differences, (iii) taxable income from future operations and (iv) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire. At September 30, 2005, management believes that reported deferred tax assets are realizable in full.

Loan sales from Encore Credit, our TRS, to us, the REIT, are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in our separate accounts. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between our tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. To the extent Encore Credit does not expect to pay tax on this gain, the tax effect of intercompany gains will reduce the tax benefit that would otherwise have been recorded.

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

Results of Operations

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004 and three months ended September 30, 2005 compared to three months ended September 30, 2004

Throughout 2004 and 2005, we grew significantly. Total assets as of September 30, 2004 were $794.0 million and grew to just over $1.0 billion by December 31, 2004. We completed our initial public offering and conversion to a REIT in February 2005. In March, May, and August 2005, we completed a $1.6 billion, $1.4 billion, and $1.0 billion securitization of mortgage loans, respectively. In anticipation of these transactions, beginning in January 2005 we significantly reduced the volume of loan sale transactions and our mortgage loan inventory balances grew significantly. As of December 31, 2004, mortgage loan balances totaled $912.0 million. Mortgage loan balances grew to over $7.5 billion as of September 30, 2005.

As a result of this significant increase in the earning asset base, interest income for the three and nine months ended September 30, 2005 is significantly higher than net interest income for the three and nine months ended September 30, 2004. Interest expense also increased significantly as we financed a substantial portion of our earning assets with debt.

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

We have used various derivative financial instruments to hedge the effect that changes in interest rates have on the net cash flows we receive from our assets and liabilities. Through the securitization trusts, we acquired cap contracts and/or interest rate swaps to hedge a portion of the risk of changes in one-month LIBOR, which underlies the interest rate on the mortgage-backed securities we issued in 2005. These securities bear interest at a certain spread over the one-month LIBOR rate. As one-month LIBOR increases or decreases we will receive cash payments from and, in the case of the swap, make reduced cash payments to the counterparties to the contracts that will partially offset increases or decreases in interest payments we make to holders of the mortgage-backed bonds. Similarly, with respect to a portion of the mortgage loans held for investment awaiting securitization and mortgage loans held for sale, we sell Eurodollar futures contracts to hedge the effect of changes in interest rates on future cash flows to be received from such loans (either through sale or securitization). Our derivative financial instruments are reported in our balance sheet at their fair value. Because we have elected not to account for our derivative financial instruments as cash flow or fair value hedges under the provisions of Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Financial Instruments and Hedging Activities, when we mark our derivatives to market the corresponding gain or loss is recorded through earnings. For the nine months ended September 30, 2005, we reported a gain on our derivatives of $29.5 million, net of $6.6 million in net interest payments under our swap and cap contracts. For the three months ended September 30, 2005, we reported a gain on our derivatives of $39.6 million, net of $2.9 million in net interest payments under our swap and cap contracts. This gain is due to increasing interest rates, resulting in increased derivative values through the three and nine months ended September 30, 2005. As of December 31, 2004, we held derivative financial instruments with notional amounts of $972.0 million. The notional amounts of contracts held at September 30, 2005 increased to $25.6 billion, reflecting increased hedging activity as a result of the growth in our asset base and securitization activity. The notional amount of these contracts exceeds the outstanding loan balances, as we utilize Eurodollar futures contracts with various maturities, which hedge the same items for different periods.

During the three and nine months ended September 30, 2005 we recorded a provision for loan losses of $12.2 million and $18.2 million, respectively. This provision represents management’s best estimate of losses incurred within loans held for investment. Our loan portfolio is unseasoned and we have experienced no actual losses or significant delinquencies through September 30, 2005. Nevertheless, given the nature of our subprime portfolio, we believe that it is probable losses have been incurred and we have based our estimate of those losses upon management’s experience in working with subprime portfolios and industry experience. As our portfolio seasons we will experience delinquencies and foreclosures and will realize losses upon the liquidation of the underlying collateral. As a result, we expect that our allowance for loan losses will grow as our portfolio becomes more seasoned. See below for loan delinquency data as of September 30, 2005.

(unaudited)

(dollars in thousands)

Aging	Loan Balance	Percentage of Total
Current	$3,571,436	97.4%
30 - 59 days past due	52,038	1.4%
60 - 89 days past due	20,326	0.6%
90 - 119 days past due	10,633	0.3%
120 - 149 days past due	5,238	0.1%
150 - 179 days past due	3,552	0.1%
180 + days past due	2,798	0.1%

	$3,666,021

During the third quarter, Hurricane Katrina hit the Gulf Coast and caused severe damage to property in parts of Louisiana and surrounding areas, including property securing a number of our mortgage loans. We recorded a specific provision for estimated losses arising from Hurricane Katrina totaling $8.8 million. Of this amount $6.2 million was recorded as an allowance for loan losses against the held-for-investment loan portfolio and $2.6 million was recorded as a lower of cost or market adjustment against the held-for-sale loan portfolio. We hold approximately $21.2 million in loans secured by homes in FEMA-identified affected zip codes. We are continuing to analyze our exposure to potential losses as a result of recent natural disasters and the amount of losses ultimately realized may differ from amounts recorded in the third quarter.

For the three months ended September 30, 2005, we originated $4.4 billion in new mortgage loans with a weighted average coupon of 7.29% and average loan to value of 77%. A summary of production characteristics follows:

(unaudited)

(loan balances in thousands)

Product*	Loan Count	Original Balance	Weighted Average Coupon	Loan to Value	Debt Ratio	FICO Score
1 YR 1/29 ARM	372	98,308	7.36%	81%	44%	610
2/28 ARM	7,094	1,462,864	7.53%	80%	42%	600
3/27 ARM	1,432	291,645	7.56%	81%	41%	624
5 YR 5/25 ARM	84	22,146	6.69%	77%	43%	651
2 YR I/O 2/28 ARM	207	60,309	6.76%	83%	41%	636
3 YR I/O 3/27 ARM	31	6,826	6.54%	80%	42%	648
5 YR I/O 2/28 ARM	3,035	953,970	6.70%	82%	42%	652
5 YR I/O 3/27 ARM	924	261,231	6.84%	81%	41%	663
10 YR Fixed	7	824	7.07%	55%	39%	651
10 YR Fixed, 2nd Lien	2	176	8.37%	98%	42%	699
15 YR Fixed	97	13,417	7.58%	68%	38%	640
15 YR Fixed, 2nd Lien	44	2,345	10.43%	100%	43%	657
2/28 ARM 40/20 YR	1,505	452,106	7.11%	79%	43%	602
20 YR Fixed	74	10,752	9.72%	68%	41%	655
20 YR Fixed, 2nd Lien	1,050	53,939	10.26%	100%	42%	658
25 YR Fixed	14	3,036	6.83%	74%	39%	650
30 YR Fixed	2,415	485,839	6.93%	76%	41%	641
30/15 Fixed, 2nd Lien	2,099	143,280	10.23%	100%	43%	670
6 Month LIBOR	50	15,445	7.19%	82%	44%	622
5 YR I/O 15 YR Fixed	1	60	7.44%	9%	45%	713
5 YR I/O 30 YR Fixed	227	69,077	6.62%	77%	42%	666

Total	20,764	4,407,595	7.29%	81%	42%	627

*	All products are secured by first mortgage liens on one to four family residential properties unless otherwise noted.

Production for the three months ended September 30, 2005 of approximately $4.4 billion significantly exceeded loan production for the three months ended September 30, 2004 of approximately $2.7 billion given the significant expansion of our operations.

For the nine months ended September 30, 2005, we originated approximately $9.8 billion in new mortgage loans with a weighted average coupon of 7.27% and average loan to value of 78%. A summary of production characteristics follows:

(unaudited)

(loan balances in thousands)

Product*	Loan Count	Original Balance	Weighted Average Coupon	Loan to Value	Debt Ratio	FICO Score
1 YR 1/29 ARM	1,239	314,042	7.19%	82%	43%	618
2/28 ARM	20,300	4,230,788	7.50%	80%	42%	600
3/27 ARM	2,602	528,036	7.54%	81%	41%	623
5 YR 5/25 ARM	299	72,698	6.70%	78%	42%	646
2 YR I/O 2/28 ARM	3,335	991,518	6.61%	82%	41%	649
3 YR I/O 3/27 ARM	360	100,528	6.69%	82%	41%	658
5 YR I/O 2/28 ARM	3,459	1,083,070	6.70%	82%	42%	652
5 YR I/O 3/27 ARM	1,068	302,576	6.82%	82%	41%	663
10 YR Fixed	27	2,624	7.39%	61%	40%	611
10 YR Fixed, 2nd Lien	3	203	8.58%	99%	40%	699
15 YR Fixed	279	36,947	7.07%	67%	38%	629
15 YR Fixed, 2nd Lien	73	3,701	10.49%	100%	42%	654
2/28 ARM 40/20 YR	1,538	463,488	7.11%	79%	43%	603
20 YR Fixed	203	32,034	6.87%	70%	40%	642
20 YR Fixed, 2nd Lien	2,001	101,554	10.34%	100%	42%	658
25 YR Fixed	26	4,794	6.84%	73%	39%	644
30 YR Fixed	5,538	1,103,807	6.95%	76%	41%	639
30/15 Fixed, 2nd Lien	3,552	235,581	10.16%	20%	43%	669
6 Month LIBOR	279	81,978	7.01%	100%	44%	642
5 YR I/O 15 YR Fixed	1	60	7.44%	9%	45%	713
5 YR I/O 30 YR Fixed	426	125,822	6.61%	77%	41%	670

Total	46,608	9,815,849	7.27%	81%	42%	624

*	All products are secured by first mortgage liens on one to four family residential properties unless otherwise noted.

Production for the nine months ended September 30, 2005 of approximately $9.8 billion significantly exceeded loan production for the nine months ended September 30, 2004 of approximately $6.5 billion given the significant expansion of our operations.

During the three months ended September 30, 2005, we sold approximately $1.6 billion in loans, as compared to $2.8 billion for the three months ended September 30, 2004. During the nine months ended September 30, 2005, we sold approximately $2.8 billion in loans, as compared to $6.4 billion for the nine months ended September 30, 2004. As a result of the decline in loan sales and a decline in loan prices, our premium on sale of loans decreased significantly. The following table represents the components of gain on sale recorded for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Premium from whole-loan sales	29,354	$94,566	$56,447	$220,705
Provision for repurchases	(35)	(3,595)	(2,784)	(7,979)
Non-refundable loan fees, net	5,061	15	6,200	31
Lower of cost or market adjustment for loans held for sale	(20,533)	(1,067)	(21,950)	(1,719)
Deferred origination costs	(17,962)	(42,256)	(34,146)	(98,687)
Fair value adjustment of mortgage servicing rights	(161)	—	(161)	—
Fair value adjustment of residual interest	(2,551)	8,049	(7,546)	8,975

Gain on sale of loans, net	$(6,827)	$55,712	$(3,940)	$121,326

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

The following table summarizes loan sales for the periods indicated:

(unaudited)

(loan sales in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Whole-loan sales at a:
Premium	1,576	2,735	2,745	6,330
Discount	24	31	60	101

Total whole-loan sales	1,600	2,766	2,805	6,431

Weighted average price for sales	101.84%	103.45%	102.04%	103.42%
Weighted average price for premium sales	101.88%	103.56%	102.14%	103.56%
Weighted average price for discount sales	99.25%	93.94%	97.57%	94.77%

Premium whole-loan sales are sales to investors at prices above par. Conversely, discount sales are sales of loans at prices below par. Discounted sales are generally a result of incomplete documentation or the rejection of the whole-loans by a premium whole-loan buyer because of certain characteristics, or loans repurchased from investors and subsequently resold. The weighted average price for premium sales decreased approximately 168 basis points to 101.88% for the three months ended September 30, 2005 from 103.56% for the three months ended September 30, 2004.

The weighted average price for premium sales decreased approximately 142 basis points to 102.14% for the nine months ended September 30, 2005 from 103.56% for the nine months ended September 30, 2004. We believe this decrease was due to an interest rate environment in which rates are beginning to increase after a period of historical low rates and the general types of loans we have sold into the secondary market.

Loan sales were reduced during the first half of 2005 as we accumulated mortgage assets in our taxable REIT subsidiary that will allow us to build a greater pool of assets for REIT portfolio optimization while earning spread income prior to selling loans that are not selected for the REIT.

Our practice is to record at the date of the sale a provision for estimated repurchase losses attributable to principal, premium, interest and other costs of loans repurchased based upon our historical experience of the amount of sales that ultimately require repurchase. The obligations to repurchase loans and to reimburse the investor for any premiums paid on loans attributable to early payment are contractual obligations and require management to estimate such amounts at the time of sale. The provisions, therefore, can vary from year to year depending on the contractual obligations and loan performance. Our provision for repurchase losses decreased to $35,000 for the three months ended September 30, 2005 as compared to $3.6 million for the three months ended September 30, 2004. Our provision for repurchase losses decreased to $2.8 million for the nine months ended September 30, 2005 as compared to $8.0 million for the nine months ended September 30, 2004. The decrease for the three and nine months ended September 30, 2005 was a result of decreased whole-loan sales volume.

Loan origination fees, as well as discount points and certain direct origination costs, are initially capitalized and recorded as an adjustment to our cost of the loan which is reflected in the gain on sale we record when the loan is sold. The deferred origination cost component of gain on sale decreased 57.4% to $18.0 million for the three months ended September 30, 2005 from $42.3 million for the three months ended September 30, 2004. The deferred origination cost component of gain on sale decreased 65.5% to $34.1 million for the nine months ended September 30, 2005 from $98.7 million for the nine months ended September 30, 2004. The decrease for the three and nine months ended September 30, 2005 was primarily due to lower whole-loan sales volume.

Also contributing to the decline in gain on sale was a $2.6 million and $7.5 million valuation adjustment to our residual interests for the three and nine months ended September 30, 2005. We account for most of our investments in residual interests as trading and carry the investments at fair value in our balance sheet. When we mark our residuals to market the corresponding gain or loss is recorded through earnings. The residual interests represent the present value of the excess of estimated future cash flows received from borrowers on mortgage loans sold into securitization trusts over the cash flows passed through to the related asset-backed securities. Interest rates on the mortgage loans in the securitizations reset less frequently than the interest rates on the asset-backed securities, thus, during periods of increasing interest rates, estimated future cash flows and the value of the residual interests would decrease. In addition, if actual prepayment speeds and loss rates differ from estimates utilized in valuing the residuals, future cash flows and the value of the residual may increase or decrease. During the three and nine months ended September 30, 2005, increasing short-term interest rates and higher than anticipated prepayments resulted in the decline in the value of our residual interests, which was recorded as a reduction of gain on sale. This was partially offset by lower than expected losses, which increased the value of our residual interests.

Other income was $5.4 million for the three and nine months ended September 30, 2005 compared to $0 for three and nine months ended September 30, 2004 and largely reflects proceeds received from the settlement of litigation.

Salaries and related expenses increased 76.0% to $26.4 million for the three months ended September 30, 2005 from $15.0 million for the three months ended September 30, 2004. Salaries and related expenses increased 68.7% to $61.4 million for the nine months ended September 30, 2005 from $36.4 million for the nine months ended September 30, 2004. These increases are due to the increased levels of production and administrative staffing required to accommodate our higher origination volume. Total staffing was 1,804 employees at September 30, 2005 compared to total staffing of 1,143 employees at September 30, 2004, an increase of 661 employees, or 57.8%.

Occupancy expense increased 86.7% to $2.8 million for the three months ended September 30, 2005 from approximately $1.5 million for the three months ended September 30, 2004. Occupancy expense increased 78.9% to $6.8 million for the nine months ended September 30, 2005 from approximately $3.8 million for the nine months ended September 30, 2004. These increases are due to expansion of our corporate offices and regional offices.

Operating expenses decreased 9.1% to $20.0 million for the three months ended September 30, 2005 from $22.0 million for the three months ended September 30, 2004. In general, most of our operating expenses increased during the three months ended September 30, 2005 due to increased production, increased marketing efforts, increased staffing levels, and expansion into new geographical areas. However, a non-recurring financing termination fee of $7.5 million was paid during the third quarter of 2004, resulting in a net decrease in operating expenses from quarter to quarter.

Operating expenses increased 25.3% to $48.6 million for the nine months ended September 30, 2005 from $38.8 million for the nine months ended September 30, 2004. Increased loan production resulted in increased servicing expenses of $4.5 million, increased appraisal expenses of $1.4 million, and increased custodial fees of $1.3 million. There was also a $4.3 million increase in marketing expenses for the nine months ended September 30, 2005, which was due to increased marketing efforts in our retail origination operation. There were additional increases in general expenses such as telephone, depreciation expense, and marketing that were related to our expansion into new locations and our increased staffing levels. These expenses were partially offset by a one-time $7.5 million fee paid in 2004 to terminate a financing arrangement.

Professional fees increased 150.0% to $3.5 million for the three months ended September 30, 2005 from $1.4 million for the three months ended September 30, 2004. Professional fees increased 93.8% to $9.3 million for the nine months ended September 30, 2005 from $4.8 million for the nine months ended September 30, 2004. These increases are due to: (i) various costs associated with our offering, reorganization and securitizations that could not be offset against the proceeds of such transactions, (ii) costs associated with imaging our archived loan documents, (iii) increased legal and accounting fees associated with being a public company, including costs related to complying with Section 404 of the Sarbanes-Oxley Act of 2002, and (iv) fees associated with litigation that was settled in August 2005.

For the three months ended September 30, 2005, we had consolidated pretax income of $19.6 million and for the nine months ended September 30, 2005, we incurred a consolidated pretax loss of $26.9 million. For tax purposes we report taxable income and loss for our REIT separately from our TRS. We will not pay taxes on REIT income we distribute to our stockholders if we distribute at least 90% or more of our REIT taxable income. For the three and nine months ended September 30, 2005, the REIT reported taxable income. We are providing no tax provision on the REIT income as we expect to distribute substantially all of our taxable income.

Income from our TRS is subject to normal federal and state taxes. For the three and nine months ended September 30, 2005 our TRS reported operating losses. These operating losses reflected reduced loan sale activity and higher operating expenses due principally to the continuing expansion of operations. The operating losses result in a tax benefit of $4.9 million and $14.7 million for the three and nine months ended September 30, 2005, respectively.

The TRS reports revenue from loan sale premiums on the sale of loans to the REIT. The sales are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in the separate accounts of ECC Capital. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between ECC Capital’s tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore Credit in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. At September 30, 2005, management determined that it is unlikely that Encore will pay tax related to the intercompany gain arising on intercompany sales occurring in 2005 and that the tax effect of intercompany gains should reduce the tax benefit that would otherwise have been recorded in the second quarter. The effect was to reduce the consolidated tax benefit recorded by us by approximately $15.7 million for the nine months ended September 30, 2005.

At September 30, 2005, we are reporting a deferred tax asset of $39.6 million. Management believes that the deferred tax asset is realizable given the ability to carryback any operating losses two years to periods to recover taxes previously paid or from future taxable income.

Off-Balance Sheet Arrangements

We are party to transactions that have off-balance sheet components. In 2003 we completed one securitization transaction and in 2004 we completed two securitization transactions, all of which were structured as sales. Loans with principal balances aggregating $1.4 billion were sold to off-balance sheet trusts in these transactions. The trust issued securities or bonds secured by these loans. At September 30, 2005, remaining principal balances on loans held by these trusts aggregated $644.7 million. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trust. The third party investors, or the trust, generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for breaches of standard representations and warranties.

We have retained certain residual interests in the securitization trust. The performance of the loans in the trust will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of September 30, 2005:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(unaudited)
	(in thousands)
Operating leases	$51,718	$15,893	$21,772	$10,730	$3,323
Warehouse and repurchase facilities (1)	3,723,029	3,723,029	—	—	—
Long-term debt (2)	3,651,489	2,036,934	1,614,555	—	—
Equipment leases	2,952	1,348	1,403	201	—

(1)	These warehouse and repurchase facilities had a weighted average interest rate of 4.64% at September 30, 2005.

(2)	Long-term debt had a weighted average interest rate of 4.14% at September 30, 2005.

Liquidity and Capital Resources

We received approximately $350 million in net proceeds from our initial public offering in February 2005. The proceeds of the public offering have been used to finance the cash investment in securitizations, investment in loan inventory and to meet general working capital needs. During the first and second quarters excess cash balances were utilized to reduce balances due under warehouse lines of credit. During the third quarter we retained higher cash balances to provide the liquidity necessary to support growth in our loan portfolio.

We invest our cash in our loan portfolio in two principal ways. First, the principal balance of an originated loan funded by our warehouse facilities differs from facility to facility. We generally fund something less than 100% of a loan balance with warehouse debt, requiring us to invest cash to the extent the originated balance is not funded by the warehouse facility. This funding “haircut” ranges from 0% to 2%. Newly originated loans are funded by our warehouse facilities until we sell or securitize the loan. The longer loans remain funded by a warehouse facility the more our warehouse lenders require us to advance against the loans. In addition, our warehouse lenders may require us to have on deposit a cash margin against funded loans based upon the loan’s estimated market value.

Second, when we securitize loans, the proceeds from the securitization are utilized to repay the warehouse debt on the securitized loans and to pay the costs of the securitization. Depending on the structure of the securitization, the proceeds from the securitization may not be sufficient to repay all warehouse debt and the costs of the securitization. A securitization’s over-collateralization requirements, transaction costs (e.g., attorneys’ fees, printing costs, underwriters’ fees, etc.) and the type of derivatives instruments invested in will all effect the amount of cash we are required to invest in our securitizations.

As of September 30, 2005, we have cash balances of $82.4 million, we have approximately $100 million invested in our portfolio of loans held for sale and we have invested approximately $100 million in our securitization trusts. In addition, at September 30, 2005 we had approximately $20 million on margin deposit related to our investments in Eurodollar futures contracts.

We generate cash through three principal sources:

(i)	Net interest spread on our loans – We receive interest income on loans we hold for sale and pay interest on the warehouse facilities used to finance the funding of these loans. Net interest spread is the difference between these two amounts.

(ii)	Cash flows from our securitizations – In a securitization we transfer loans to a trust that issues long term debt or bonds collateralized by the loans. The trust collects the principal and interest on the loans and passes through all principal collected to bondholders. Interest is paid to holders of the debt based upon the stated rate associated with the class of debt. The difference between the interest collected on the loans and interest paid to the bondholders and ongoing expenses of the trust is excess cash flow. The excess cash flow provides additional collateral to the bondholders as it is available to absorb losses realized on defaulted loans. To the extent excess cash flow exceeds losses on the loans, it is used to pay down principal on senior securities issued by the trust to create additional collateralization (over collateralization or OC) until specified OC levels are maintained by the trust. Excess cash flow not required to cover losses or build OC will be distributed to the Company, or in the event a Net Interest Margin trust, or NIM, was created in connection with the securitization, to the related NIM holders until the NIM security is retired, and then to the Company. In addition to excess cash flow from the securitizations, we also receive servicing fees to the extent that we have retained ownership in the servicing rights on the loans included in the trust. We receive cash flows from securitizations as described regardless of whether the securitization is accounted for as a sale or a financing. To date, we have completed six securitizations. We currently receive excess cash flows from a securitization completed in 2003 and servicing fees from the three securitizations completed in 2005. We are not currently receiving excess cash flows from the other five securitizations as OC is accumulating in the trusts. We expect to begin receiving cash flows from our securitizations in late 2005 and early 2006. It is through the receipt of these cash flows that we expect to recover our investments in securitizations.

(iii)	Sale of loans – We will sell loans to third parties for cash. The proceeds from the sale are used to repay any warehouse financing. Any excess proceeds generate incremental cash flow to us. It is through the receipt of these cash flows that we expect to recover our investment in loans held for sale (to the extent that such loans are not transferred into securitizations).

We completed a securitization of mortgage loans in March 2005 of $1.6 billion, in May 2005 of $1.4 billion, and in August 2005 of $1.0 billion through the sale of notes backed by a pool of fixed and adjustable rate, subprime mortgage loans secured by first liens on one-to-four family residential properties. The notes were issued through a trust, which used the cash proceeds to pay us the purchase price of the mortgage loans. The notes, which we characterize as debt for both tax and financial reporting purposes, represent non-recourse obligations of the trust, a Delaware statutory trust and special purpose entity to be consolidated by ECC Capital.

Factors that could affect our future ability to complete securitizations include the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, the performance of our portfolio of securitized loans and our ability to obtain credit enhancement.

We expect to fund the capital expenditures required to finance our growth from net cash provided by operating activities.

Warehouse and Repurchase Facilities

Our warehouse and repurchase facilities mature between November 2005 and May 2006 and are secured by the loans we originate or purchase. Although our warehouse and repurchase facilities mature between November 2005 and May 2006, we expect to renew and extend the maturity of these facilities in the ordinary course of business, as well as add new facilities. If these warehouse and repurchase facilities are not renewed, we will repay outstanding amounts with the proceeds from loan sales or from other warehouse and repurchase facilities. The weighted average interest rates on the combined facilities, based on one-month LIBOR, were 4.64% and 2.95% at September 30, 2005 and 2004, respectively. Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. Lenders generally limit our use of a warehouse facility for wet funding to a portion of our borrowing capacity under the warehouse line. If we have reached our sub-limit for wet funding on a warehouse line, we will not be able to wet fund under that line until borrowing capacity becomes available under the wet funding sub-limit. In addition, if we exceed a sub-limit, we will be in default under the warehouse line.

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

Following our initial public offering, we amended the agreements governing our warehouse and repurchase facilities. As part of the amendments, we have been added as a co-borrower under each facility with Encore Credit and Bravo Credit. We are jointly and severally liable, along with our subsidiaries, Bravo Credit and Encore Credit, for all of the obligations under the warehouse and repurchase facilities. We, along with Bravo Credit and Encore Credit, have the right to borrow the unused portion of the maximum facility amounts and the full amounts of any sub-limits. Our assets will secure our borrowings and the borrowings of Bravo Credit and Encore Credit. A default by us, or our subsidiaries, Bravo Credit or Encore Credit, will also be deemed a default of the others.

Since January 1, 2005, we have renewed, extended, and increased our facility amounts on our warehouse and repurchase facilities. The following table summarizes our current warehouse and repurchase facilities and outstanding balances as of September 30, 2005 and December 31, 2004:

				Amount Outstanding
Warehouse, Repurchase and Aggregation Lender	Expiration Date	Total Facility Amount as of	Wet Funding Sub-Limit	September 30, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Countrywide Warehouse Lending	July 2006	$900,000	$150,000	$381,317	$235,939
UBS Real Estate Securities	Nov. 2005	750,000	250,000	286,870	400,563
IXIS Real Estate Capital	Feb. 2006	500,000	200,000	454,718	154,412
Wachovia Bank, N.A.	Mar. 2006	1,000,000	100,000	841,754	103,393
Credit Suisse First Boston	Jan. 2006	950,000	225,000	679,191	—
Merrill Lynch	Feb. 2006	750,000	249,750	560,761	—
DB Structured Products	May 2006	500,000	175,000	518,418	—
Total		$5,350,000	$1,349,750	$3,723,029	$894,307

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statements purposes. As of September 30, 2005, the amount outstanding under these borrowing arrangements was $2.9 million.

Cash Flow

Cash used in operating activities increased to $7.1 billion for the nine months ended September 30, 2005 from $123.0 million for the nine months ended September 30, 2004. This increase is mainly due to a change in mortgage loans held for sale of $7.0 billion, which is a result of $9.8 billion in loan originations offset by $2.8 billion in loan sales. Another $4.1 billion of these loans were transferred to loans held for investment. Other significant changes include decreased cash flows due to increased balances in receivables, accrued mortgage loan interest, deferred and prepaid taxes, mortgage servicing rights, derivative instruments, prepaid expenses and other assets, and a decrease in income taxes payable. These decreases were partially offset by an increase in accounts payable and accrued expenses and a non-cash expense for the provision for loan losses.

Cash provided by investing activities increased to $356.9 million for the nine months ended September 30, 2005 from $2.5 million for the nine months ended September 30, 2004. The increase was due to $365.0 million in principal payment from loans held for investment and $2.2 million in cash receipts from residual interests, less $10.4 million in furniture and equipment purchases.

Cash provided by financing activities increased to $6.8 billion for the nine months ended September 30, 2005 from $125.3 million for the nine months ended September 30, 2004. The increase is mainly due to $350.0 million in proceeds from our initial public offering, an increase in warehouse lines of $2.8 billion, issuance of securitization debt of $4.0 billion and $9.7 million from issuance of stock pursuant to option and warrant exercises. This was partially offset by the use of cash for $365.0 million in principal repayments on the securitization debt, $4.0 million in repayments on a reverse repurchase agreement, and dividend payments of $46.8 million.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects of general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. In 2001, the Federal Reserve reduced the targeted federal funds rate on 11 occasions for a total of 475 basis points. Inflation remained low in 2002 and 2003, which reflects that interest rates remained fairly steady in 2002, only dropping 50 basis points in 2002 and 25 basis points in the first half of 2003. However, in 2004 the federal funds rate was increased five times by a total of 125 basis points and in 2005, through September 30, there have been 7 additional increases totaling 175 basis points.

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

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar denominated instruments, primarily residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk. The primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only.

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

In addition to our interest rate risk described above, we will be subject to interest rate exposure relating to the portfolio of mortgage loans we intend to hold. Changes in interest rates will impact our future earnings in various ways. Rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for a number of reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our mortgage loans because the reset dates on our borrowings generally occur sooner than that of the hybrid/adjustable-rate mortgage loans and our fixed rate loans, by definition, do not have a reset date. The interest expense on the mortgage-backed securities is typically adjusted monthly relative to market interest rates, generally the one-month LIBOR. The interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans, generally for the first two or three years from origination in the case of hybrid/adjustable-rate loans or for life in the case of fixed rate loans, while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield, which generally adjusts monthly. Second, interest rates on hybrid/adjustable-rate mortgage loans may be capped for the first adjustment, per adjustment period and for the life of the loan (commonly referred to as the initial cap, the periodic cap and the lifetime cap, respectively), and our borrowings may not have similar limitations. Third, interest rates on hybrid/adjustable-rate mortgage loans typically change less frequently than the applicable interest rates on our liabilities and the interest rates on our fixed rate loans do not change.

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

Interest rate changes may also impact our equity as our securities, mortgage loans and derivative financial instruments are carried at either fair value or the lower of cost and market. We seek to hedge, to some degree, changes in value attributable to changes in interest rates by selling Eurodollar futures contracts or entering into cap and swap contracts. However, the relationship between spreads on securities may vary from time to time, resulting in a net aggregate book value increase or decline. However, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our loan portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

Mortgage loans held for sale as of September 30, 2005 were comprised of hybrid/adjustable and fixed-rate mortgage loans. In the case of hybrid/adjustable-rate mortgage loans, the interest rate changes at various intervals and is generally subject to lifetime caps. The rates on the fixed-rate loans do not change. However, should interest rates move significantly before we sell the loans, we could be materially affected by the change in interest rates as changes in market interest rates affect the fair value of our mortgage loans held for sale. We attempt to partially mitigate this exposure to interest rate risk by selling Eurodollar futures contracts. For example, as interest rates increase and the value of our loans decreases (and the expected cash to be received in a sale transaction declines), the value of our short position in Eurodollar futures contracts increases, offsetting, to some extent, the decline in the value of the loans held for sale.

Mortgage loans held for investment as of September 30, 2005 were comprised of hybrid/adjustable and fixed-rate mortgage loans. We generally seek to finance our portfolio of mortgage loans held for investment with long-term debt and in March, May, and August 2005 issued mortgage-backed certificates, or bonds, that finance a significant portion of our mortgage loans held for investment. Some portion of our mortgage loans held for investment are financed by warehouse lines of credit as they await securitization. While the long-term debt issued in securitizations is non-recourse to us, changes in interest rates affect our total return on our investment in the related mortgage loans. We pass through principal payments received from borrowers to repay the principal on the mortgage-backed bonds. Interest on the bonds is paid out of the interest payment received from borrowers. We receive amounts in excess of the interest paid on the bonds as a return on our investment in the mortgages. This excess cash flow also serves as a credit enhancement to the bonds by absorbing credit losses realized on the mortgage loans. The excess cash flow we receive will also increase or decrease depending upon fluctuations in interest rates. As the interest rate on the bonds resets more frequently than the interest rate on our loans, as interest rates increase our excess cash flow decreases. Conversely, as interest rates decrease, our excess cash flow increases. We attempt to partially mitigate our exposure to this interest rate risk by entering into cap and swap contracts. For example, as interest rates increase, we may receive cash payments from the counterparties to the cap and/or swap contracts that offset the increased payments made for interest expense on the bonds.

Derivative financial instruments – We enter into different types of derivative financial instruments to hedge our interest rate risk. We expect that we will either securitize or sell to third parties all of our loan production. Our return in securitization transactions is realized in the distribution of interest received from borrowers in excess of the interest paid to holders of bonds issued in these transactions and the costs and expenses of the transaction. Because interest rates on the bonds adjust more frequently to changes in interest rates on the loans within these transactions, cash flows we expected to receive at the inception of the transaction may change due to changes in interest rates. As interest rates on the bonds increase, cash flows we expect to receive are reduced. Conversely, as interest rates decline, cash flows we expect to receive are increased.

Interest rate swaps

To hedge the risk of changes in interest rates and the impact of those changes on our expected cash flows in securitization transactions, at the time of the March and May 2005 securitizations we entered into interest rate swaps.

With swaps, each month we “pay” a counterparty a fixed rate of interest and “receive” a variable rate of interest on a notional amount. The amount paid and received are actually netted and we will pay the counterparty a net amount if the variable rate of interest received is less than the fixed rate of interest paid. Conversely, we will receive from the counterparty a net amount if the fixed rate of interest paid is less than the variable rate of interest received. The variable rate of interest in the swap transaction is based upon 1 month LIBOR, which determines the interest rate paid on the bond. Therefore, as the LIBOR changes, the change in the expected cash flows from the securitization transactions is offset by a change in the expected cash flows from the swap transactions. We do not hedge 100% of the bond balance. In addition, expected cash flows from the securitization transactions are also affected by loan prepayments, delinquencies and credit losses. Therefore the change in expected cash flows on the securitization transactions will not be 100% offset by changes in the expected cash flows on the swaps.

For financial reporting purposes, we report our interest swaps at their estimated fair value. The fair value of the swap reflects the present value of the expected cash flows to be received or paid on the swap based upon the contracted fixed rate of interest we have agreed to pay as compared to the forward LIBOR curve over the contractual term of the swaps (which extends through February 2010). At September 30, 2005 our swaps have an estimated value of $12.7 million, meaning that, based upon the yield curve as of that date, we should expect to receive net cash over the term of the swaps that has a net present value today of $12.7 million. The forward LIBOR yield curve will change over the term of the swaps and as it does, the amount we should expect to pay out or receive will change and the value of the swaps will change. Changes in the value of the swaps are recorded in income as they occur. Therefore, we expect changes in the value of the swaps in future periods and will record these changes in income as they occur.

The positive value in the swaps at September 30, 2005 means that we also expect a decrease in cash flows from our securitization transactions as compared to our expectations at the inception of the transactions (although there may not be a direct correlation for reasons previously discussed). However, because we do not report our loans held for investment and long term debt at fair value, the effect of the expected decrease in future cash flows from our securitization transactions is not recorded in our financial statements. Likewise, as interest rates change, expected future cash flows from our securitization transactions will change (offsetting, in part, changes in cash flows on the swaps). The effect of these changes in expected future cash flows will not be recorded in our financial statements.

Interest rate caps

In our March and August 2005 securitizations we acquired interest rate caps to hedge the risk of changes in interest rates on the expected cash flows we will receive from the securitizations. Under the interest rate cap, the counterparty will pay us if LIBOR increases above a “strike price” or set interest rate. Thus, if LIBOR remains below this set rate we will not receive any payments under the swap. The interest rate cap is valued in a manner similar to a swap – the present value of expected cash flows to be received is based upon the strike price in relation to the forward LIBOR yield curve. We paid a premium to acquire the interest rate caps. In a cap, the holder will never have to pay cash (as is the case with a swap).

If LIBOR declines our cap loses value and may expire unutilized. However, declines in LIBOR result in increases in expected cash flows to us from the securitizations. Like the swap transaction, as LIBOR changes, our cap changes in value. For financial reporting purposes, changes in the cap’s value are recorded in the income statement. However, the effect of changes in expected cash flows to us from our securitization transaction are not recorded in our financial statements.

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

When loans are in our inventory and held for sale or securitization, we use Eurodollar futures contracts to effectively fix our future borrowing costs. We fund our loan originations using warehouse facilities for which borrowing costs are tied to LIBOR. For example, if LIBOR increases, the value of our short position in Eurodollar futures contracts increases. The gain we recognize on the futures position is designed to offset, in part, the reduction in expected cash flows caused by the increase in warehouse and future securitization borrowing costs. However, for financial reporting purposes we record changes in the value of our Eurodollar futures contracts position through the income statement as they occur. As previously noted, because we do not record our assets and liabilities at fair value for financial reporting purposes the effect of changes in expected cash flows from our assets and liabilities is not recorded in our financial statements.

Volatility in market value of derivatives and hedge effectiveness

At September 30, 2005, we held derivative financial instruments with aggregate notional amounts totaling approximately $25.6 billion. Small changes in interest rates can have a material effect on the fair value of our derivative financial instruments. For the three and nine months ended September 30, 2005 we had gains on derivative transactions totaling $39.6 million and $29.5 million, respectively. Our derivative instruments are designed as economic hedges of the effects of interest rate risk on future cash flows from our assets and liabilities and we believe these derivative instruments to be effective hedges. Thus, the changes in the value of our derivatives, which reflect changes in expected cash flows from the derivatives, are offset, in part, by changes in expected cash flows from our assets and liabilities. Because the effect of changes in expected cash flows on our derivatives is recorded through the income statement, but the corresponding effect of changes in expected cash flows from the related assets and liabilities is not, we will experience volatility in our reported results of operations.

Residual Interests.

We had residual interests of $14.4 million and $20.2 million outstanding at September 30, 2005 and December 31, 2004, respectively. Residual interests are recorded at estimated fair value. We value these assets based on the present value of estimated future cash flows using various assumptions. The discount rates used to calculate the present value of the residual interests were 33.00%, 18.00%, and 18.00% for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively. The weighted average life of the mortgage loans used for valuation was 0.64 years, 0.94 years, and 0.64 years for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively.

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

The table below illustrates the resulting hypothetical fair values of our residual interests at September 30, 2005 and December 31, 2004 caused by assumed immediate increases to the following key assumptions used to determine fair value:

	September 30, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Carrying value / fair value of residual interests	$14,443	$20,167
Prepayment speed assumption:
Fair value after:
Impact of a 10% increase	$13,362	$19,697
Impact of a 20% increase	12,603	18,983
Credit loss assumption:
Fair value after:
Impact of a 10% increase	$13,171	$18,870
Impact of a 20% increase	11,899	17,832
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% increase	$14,153	$19,359
Impact of a 20% increase	13,870	18,594
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% increase	$13,281	$16,917
Impact of a 20% increase	12,115	14,037

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

Credit Spread Exposure

The mortgage-backed securities we issue are also subject to spread risk. We expect that the majority of these securities will be adjustable-rate securities valued based on a market credit spread to U.S. Treasury security yields. In other words, the value of the securities depends on the yield demanded on these securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on the securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value the securities. Under these conditions, the funding costs for new issuances of our mortgage-backed securities would tend to increase, thus reducing our net interest margin. Conversely, if the spread used to value these securities were to decrease or tighten, our funding costs for new issuances of our mortgage-backed securities would tend to decrease. Changes in future funding costs may affect our net equity, net income or cash flow directly or indirectly through their impact on our ability to borrow and access capital.

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

As discussed in Note K to the September 30, 2005 financial statements, we determined that the financial statements as of and for the three months ended June 30, 2005 required revision for the matters described below.

As of June 30, 2005 our swaps were valued as “plain-vanilla” swaps (pay fixed/receive variable) amortizing over a fixed schedule of notional balances. However, the swaps are structured to provide a balance-guarantee feature that amortizes the notional amount of the swaps based upon the lower of the scheduled balance or the balance of the liabilities hedged by the swaps. Correcting the valuation of the swaps resulted in a decrease in the unrealized derivative loss reported for the three and six months ended June 30, 2005 of $8,267,000.

We are also restating the financial statements for the three and six months ended June 30, 2005 to accrue $712,000 in additional compensation expense earned during the period ended June 30, 2005 related to an executive bonus arrangement and to reverse $1,727,000 of interest income recorded in error during the period ended June 30, 2005.

Our management has determined that these errors resulted from material weaknesses in the our internal procedures and controls surrounding the valuation process for our derivatives, the timely communication of agreements with financial statement impact to accounting personnel and the process surrounding the accounting for recording remittances received from our servicer on loans that have been sold. In the fourth quarter of 2005, management has implemented changes to controls and processes that include: (i) hiring employees knowledgeable in the nature and structure of derivatives owned by us, (ii) providing all draft agreements and board and committee minutes to knowledgeable accounting personnel to assess the accounting effects, if any, of such agreements and board and committee actions, (iii) establishing clear policies regarding the manner in which remittances on sold loans are to be recorded. In addition, we are implementing a new loan accounting system that will reduce our reliance on manual processes and spreadsheets that will further enhance controls surrounding loan accounting processes, and hiring additional personnel to ensure timely processing of increased transaction volume.

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation and taking into account the deficiencies discussed above, our Co-Chief Executive Officers and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures are not effective at a reasonable level in timely alerting them to material information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting.

Pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal controls over financial reporting. We have commenced a significant effort to review the effectiveness of our internal controls over financial reporting and presently are in the process of documenting and assessing the effectiveness of the design of our internal controls over financial reporting. To date, we have identified and are in the process of implementing new procedures and changes to existing procedures in an effort to improve the effectiveness of our internal controls over financial reporting. In general, these measures include enhancing documentation of policies and procedures, segregation of duties, and controls surrounding the processing of critical spreadsheet applications and information technology general controls (e.g. access, program change).

We expect to complete our review of the design effectiveness of our internal controls over financial reporting by early first quarter 2006. Following the completion of the design effectiveness review we will perform testing designed to determine whether key internal controls are operating effectively. We expect that the testing phase will identify deficiencies, which will require remediation. We are targeting the completion of the testing and remediation phase for late third quarter 2006, following which our independent auditors will complete the testing necessary for them to report on the effectiveness of our internal controls. Both management and our independent auditors will report on internal controls at the time we file our Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

18.1	Letter from Grant Thornton LLP dated November 17, 2005.

31.1	Certification of Co-Chief Executive Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Co-Chief Executive Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Co-Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Co-Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

32.3	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 17, 2005.

ECC CAPITAL CORPORATION

By:	/s/ GREG LUBUSHKIN
Greg Lubushkin
Chief Accounting Officer
(Principal Accounting Officer)