Form 10-Q/A
period 2005-06-30
ECC Capital CORP
filed 2006-01-26
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 12, 2005, the Registrant had 99,753,532 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed with the Securities and Exchange Commission on August 15, 2005 (the “Original Filing”) is being filed as required by Regulation S-X promulgated under the Securities Exchange Act of 1934.

Since the Original Filing, management of ECC Capital Corporation (the “Company”) has determined that the financial statements as of and for the three months ended June 30, 2005 required revision to: (1) correct the valuation of the Company’s swaps; (2) accrue additional compensation expense; and (3) reverse interest income recorded in error. In addition, subsequent to the Original Filing, the Company changed the accounting method used to amortize deferred loan fees and costs related to its held-for-investment loan portfolio. This Amendment contains the amended and restated financial statements of the Company as of and for the three and six months ended June 30, 2005 reflecting the foregoing adjustments. Several drafting changes have also been made in this Amendment to adjust disclosures to reflect these changes.

The Company has also amended and restated Item 4 “Controls and Procedures” and updated the certifications of the Co-Chief Executive Officers and Chief Financial Officer as of the date of this Amendment. In addition, the Company has also updated certain data regarding its warehouse facilities.

Other than as required to reflect the changes discussed above and to update disclosures in Note M to the financial statements to reflect the status of matters as of the date of this filing, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after August 15, 2005, the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s subsequent filings with the SEC.

Table of Contents

ECC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
	(Restated)
ASSETS
Cash and cash equivalents	$22,989	$22,023
Restricted cash	2,250	2,250
Other receivables	10,171	10,379
Mortgage loans held for sale, net	1,922,322	911,784
Mortgage loans held for investment, net	3,108,389	—
Accrued mortgage loan interest	27,889	1,581
Residual interests in securitization	14,834	1,917
Residual interests in securitization, pledged as collateral	—	18,250
Prepaid expenses and other assets	34,495	14,576
Mortgage servicing rights	8,150	—
Equipment and leasehold improvements, net	13,008	8,440
Deferred tax asset	31,916	16,346

Total assets	$5,196,413	$1,007,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse and repurchase facilities	$1,872,686	$894,307
Long-term debt	2,909,292	—
Securities sold under agreements to repurchase	—	3,970
Accounts payable and accrued expenses	47,667	40,131
Dividends payable	21,944	—
Income tax payable	—	16,189

Total liabilities	4,851,589	954,597
Commitments and contingencies
Stockholders’ equity
Common stock authorized, 200,000,000 shares of $0.001 par value at June 30, 2005 and December 31, 2004; issued and outstanding, 98,517,419 shares at June 30, 2005 and 37,842,733 at December 31, 2004	98	38
Additional paid in capital	372,583	12,358
Accumulated other comprehensive income	68	76
Deferred compensation	(3,196)	(242)
Retained earnings	(24,729)	40,719

Total stockholders’ equity	344,824	52,949

Total liabilities and stockholders’ equity	$5,196,413	$1,007,546

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(Restated)		(Restated)
Revenues
Interest income	61,457	$11,361	$86,928	$22,051
Interest expense	(33,633)	(6,391)	(46,936)	(11,983)

Net interest income	27,824	4,970	39,992	10,068
Provision for loan losses - Loans held for investment	3,510	—	6,010	—

Net interest income, after provision for loan losses	24,314	4,970	33,982	10,068
Gain on sale of loans, net	764	38,311	2,887	65,614
Other income / (expense) - derivatives	(20,977)	36	(10,085)	(915)

Total revenues	4,101	43,317	26,784	74,767

Expenses
Salaries and related expenses	19,857	10,115	34,981	21,399
Occupancy expense	2,056	1,186	4,024	2,386
Operating expenses	16,751	9,800	28,508	16,716
Professional fees	2,933	2,380	5,796	3,337

Total expenses	41,597	23,481	73,309	43,838

Earnings / (loss) before income taxes	(37,496)	19,836	(46,525)	30,929
Provision / (benefit) for income taxes	(3,531)	7,897	(9,862)	12,247

NET INCOME / (LOSS)	$(33,965)	$11,939	$(36,663)	$18,682

Net income / (loss) per share of common stock
Basic	$(0.35)	$0.60	$(0.46)	$0.93
Diluted	$(0.35)	$0.28	$(0.46)	$0.44

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2005	2004
	(unaudited)
	(Restated)
Cash flows from operating activities:
Net income/ (loss)	$(36,663)	$18,682
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	2,225	1,054
Provision for loan losses	6,010	—
Change in mortgage loans held for sale	(4,216,928)	(167,429)
Fair value adjustment of residual interest	5,051	(1,400)
Accretion of residual interest	(1,514)	(383)
Mortgage servicing rights	(9,110)	—
Amortization of mortgage servicing rights	960	—
Compensation charge from stock options	2,011	11
Amortization of discount on subordinate debt	—	1,123
Net increase in trading securities	(9,172)	(3,426)
Other	(2)	38
Net change in:
Other receivables	208	2,640
Accrued mortgage loan interest	(26,308)	595
Accrued interest payable	818	—
Prepaid expenses and other assets	(10,747)	(4,655)
Deferred and prepaid tax	(15,570)	(3,316)
Accounts payable and accrued expenses	29,792	7,017
Income tax payable	(16,189)	2,151

Net cash used in operating activities	(4,295,128)	(147,298)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(6,296)	(1,237)
Principal payments received on loans held for investment	91,991	—
Cash received from residual interest	1,788	90

Net cash provided by / (used in) investing activities	87,483	(1,147)
Cash flows from financing activities:
Net increase in warehouse lines of credit	978,379	158,191
Proceeds from issuance of long-term debt	3,000,465	5,613
Principal payments on long-term debt	(91,991)	—
Payments of reverse repurchase agreement	(3,970)	—
Payments of capital lease obligations	(807)	(136)
Restricted cash	—	(1,375)
Dividends declared	(28,785)	(106)
Proceeds from issuance of preferred stock	—	3,000
Proceeds from the issuance of stock options and stock warrants	5,357	—
Proceeds from issuance of common stock	349,963	—

Net cash provided by financing activities	4,208,611	165,187

Net increase in cash and cash equivalents	966	16,742
Cash at beginning of the period	22,023	5,483

Cash at end of the period	$22,989	$22,225

Supplemental cash flow information:
Cash used to pay interest	$41,654	$12,500
Cash used to pay income taxes	19,466	10,673
Supplemental non-cash financing activity:
Fixed assets acquired through capital leases	$495	$1,270
Transfer of loans held for sale to held for investment	3,208,535	—

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

(unaudited)
	Common stock	Preferred stock	Additional Paid in Capital	Accumulated other comprehensive income	Deferred compensation	Retained earnings	Total
						(Restated)	(Restated)
Balance reported by Encore Credit Corp. at December 31, 2004	$22	$10	$12,364	$76	$(242)	$40,719	$52,949
Conversion of Encore preferred and common to ECC Capital common stock	16	(10)	(6)	—	—	—	—

Balance at December 31, 2004 adjusted for conversion	38	—	12,358	76	(242)	40,719	52,949
Exercise of options and warrants	3	—	5,337	—	—	—	5,340
Sale of common stock	56	—	353,613	—	—	—	353,669
Offering expenses	—	—	(3,706)	—	—	—	(3,706)
Issuance of restricted stock	1	—	4,981	—	(4,965)	—	17
Amortization of deferred compensation expense	—	—	—	—	2,011	—	2,011
Dividends	—	—	—	—	—	(28,785)	(28,785)
Net loss	—	—	—	—	—	(36,663)	(36,663)
Other comprehensive income - fair value adjustment to available-for-sale securities	—	—	—	(8)	—	—	(8)

Balance at June 30, 2005	$98	$—	$372,583	$68	$(3,196)	$(24,729)	$344,824

Principles of Consolidation

The consolidated financial statements of the Company include the financial position and results of ECC Capital Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation.

The Company has formed a special purpose entity for the purpose of facilitating financing of its loans through securitizations (see Note H). The Company has retained certain servicing rights and the excess interest spread between the rate paid by the borrowers and the rate paid to the noteholders. The structure of the trust limits its activities to holding the transferred assets and transferring cash collected to the entity’s beneficial interest holders. The trust does not meet the definition of a qualified special purpose entity as defined by Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as: (i) the Company retains certain discretionary rights as servicer of the mortgage loans transferred to the trust, (ii) the Company holds a right to repurchase any of the loans in the trust aggregating up to 1% of the initial principal balance of the transferred loans, and (iii) the trust may, with the approval of the beneficial interest holders, acquire derivative financial instruments. The trust is considered a variable interest entity (VIE) as defined by FASB Interpretation No. 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. The Company is considered the primary beneficiary of the trust because, as the recipient of the excess cash flows from the trust, the Company’s interests in the trust are exposed to the majority of the variability in the trust’s cash flows. As the primary beneficiary of the trust, the Company has consolidated the assets and liabilities of the trust in the accompanying financial statements.

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

Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses. Mortgage loans held for sale are transferred to mortgage loans held for investment when such loans have been included in or identified for inclusion in a securitization transaction. For financial reporting purposes, the transfer is recorded at the carrying amount of the loan at the date of transfer, which includes deferred origination fees and costs. In addition, the cost basis of the loans includes a discount arising on the allocation of a portion of the loan basis to mortgage servicing rights. Deferred origination fees and cost, net of discounts are amortized as an adjustment of yield over the life of the portfolio using the effective yield method in a manner that anticipates prepayments (see Note B).

In connection with mortgage loans held for investment, the Company has established an allowance for loan losses based on estimated losses inherent and probable as of the balance sheet date. The Company charges off uncollectible loans at the time of liquidation. The Company evaluates the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment. The Company believes the allowance for credit losses is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. The provision for losses is charged to the consolidated statement of earnings and losses incurred on mortgage loans held for investment are charged to the allowance.

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

(unaudited)
	June 30, 2005		December 31, 2004		Term
Contract	Notional amount	Fair value	Notional amount	Fair value
		(Restated)
Eurodollar futures	$16,547,000	$(2,263)	$4,056,000	$(5,942)	Various through June 2009
Interest rate swaps	1,805,112	(5,224)	—	—	Amortizing through February 2010
Interest rate cap	275,550	4,719	—	—	Amortizing through February 2008

		$(2,768)		$(5,942)

The notional amount of Euro Dollar futures contracts is greater than the outstanding balance of items they hedge because there are multiple Euro Dollar futures contracts at various maturities covering the same hedged items for different periods. During the

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

six months ended June 30, 2005, the Company recorded a loss of $10,085,000 related to these derivatives, representing $6,334,000 in fair value adjustments and settlement payments of $3,751,000 on the swap and cap. At June 30, 2005 the Company was required by a counterparty to maintain a margin deposit against the Eurodollar futures of $14,450,000. As the counterparty and the Company have a right of offset, the net margin deposit of $12,187,000 is included with the carrying value of the derivatives included in prepaid expenses and other assets.

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

From time to time, Encore Credit sells loans to ECC Capital. The sales are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in the separate accounts of ECC Capital. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between ECC Capital’s tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore Credit in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. At June 30, 2005 management determined that it is unlikely that Encore Credit will pay tax related to the intercompany gain arising on intercompany sales occurring in 2005 and that the tax effect of intercompany gains should reduce the tax benefit that would otherwise have been recorded in the second quarter. The effect was to reduce the consolidated tax benefit recorded by the Company by approximately $12.7 million for the six months ended June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(Restated)		(Restated)
Net income / (loss):
As reported	$(33,965)	$11,939	$(36,663)	$18,682
Compensation expense	(173)	(57)	(223)	(66)

Pro forma	$(34,138)	$11,882	$(36,886)	$18,616

Income / (loss) per share:
Basic, as reported	$(0.35)	$0.60	$(0.46)	$0.93
Basic, pro forma	$(0.35)	$0.59	$(0.46)	$0.93
Diluted, as reported	$(0.35)	$0.28	$(0.46)	$0.44
Diluted, pro forma	$(0.35)	$0.28	$(0.46)	$0.44

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings / (loss) per share were calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(Restated)		(Restated)
Basic earnings /(loss) and diluted earnings	$(33,965)	$11,939	$(36,663)	$18,682

Weighted average number of shares issued	97,088	20,025	79,377	20,025
Weighted average number of unvested restricted stock	724	—	524	—
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	1,421	2,794	1,586	2,794
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	—	5,943	359	5,943
Dilutive effect on assumed conversion of preferred stock outstanding	—	13,253	2,949	13,253

Diluted shares	99,233	42,015	84,795	42,015

Earnings / (loss) per share:
Basic	$(0.35)	$0.60	$(0.46)	$0.93
Diluted	$(0.35)	$0.28	$(0.46)	$0.44

A total of 1,272,000 shares are excluded from diluted shares outstanding at June 30, 2005 because the exercise price exceeded the fair value of the stock at that date and, therefore, the effect would be anti-dilutive. For the three and six months ended June 30, 2005, basic and diluted earnings per share have been calculated based on 97,088,000 and 79,377,000 weighted average shares outstanding, respectively, as using the diluted shares outstanding in the calculation would have had an anti-dilutive effect due to the Company incurring a loss.

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

NOTE B – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND CHANGE IN ACCOUNTING PRINCIPLE

Management of the Company has determined that the financial statements as of and for the three and six months ended June 30, 2005 required revision to: (1) correct the valuation of its swaps; (2) accrue additional compensation expense; and (3) reverse interest income recorded in error. In addition, the Company has changed the accounting method used to amortize deferred loan fees and costs related to its held-for-investment loan portfolio. These items are discussed in further detail below and the effects of these revisions are presented in the following table:

(unaudited)

	Three months ended June 30, 2005			Six months ended June 30, 2005
Dollars in thousands	As previously reported	As restated	As adjusted for accounting change	As previously reported	As restated	As adjusted for accounting change
Interest income	$65,329	$63,602	$61,457	$90,800	$89,073	$86,928
Other income/(expense) - derivatives	(29,264)	(20,977)	(20,977)	(18,372)	(10,085)	(10,085)
Total revenues	(314)	6,246	4,101	22,369	28,929	26,784
Salaries and related expenses	19,145	19,857	19,857	34,269	34,981	34,981
Tax provision	2,519	3,531	3,531	8,850	9,862	9,862
Net income (loss)	(38,680)	(31,820)	(33,965)	(41,378)	(34,518)	(36,663)
Net loss per share - basic and diluted	$(0.40)	$(0.33)	$(0.35)	$(0.52)	$(0.43)	$(0.46)

Restatement of Previously Issued Financial Statements

As of June 30, 2005 the Company’s swaps were valued as “plain-vanilla” swaps (pay fixed/receive variable) amortizing over a fixed schedule of notional balances. However, the swaps are structured to provide a balance-guarantee feature that amortizes the notional amount of the swaps based upon the lower of the scheduled balance or the balance of the liabilities hedged by the swaps. Correcting the valuation of the swaps results in a decrease in the unrealized derivative loss reported for the three and six months ended June 30, 2005 of $8,287,000.

The Company is also restating the financial statements for the three and six months ended June 30, 2005 to accrue $712,000 in additional compensation expense earned during the period ended June 30, 2005 related to an executive bonus arrangement and to reverse $1,727,000 of interest income recorded in error during the period ended June 30, 2005.

The effect of these revisions is to reduce the previously reported net loss for the three and six months ended June 30, 2005 by $6,860,000 or $0.07 and $0.09, respectively, per diluted share.

The impact of these revisions on the balance sheet is not material.

Change in Accounting Principle

Through the period ended June 30, 2005, the Company amortized deferred loans fees and costs related to its held-for-investment loan portfolio over the contractual life of the individual loans using the effective yield method. Upon prepayment of any loan, the unamortized fees and costs were charged against interest income.

The Company’s held-for-investment loan portfolio comprises a large number of similar loans for which prepayments are probable and can be estimated. Due to the anticipated prepayment patterns of its loan portfolio, management believes it preferable to amortize deferred fees and costs over the life of the held-for-investment loan portfolio using the effective yield method in a manner that anticipates prepayments as permitted by paragraph 19 of Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Amortizing fees and costs in a manner that anticipates prepayments will result in a more ratable allocation of interest income over the life of the components of the Company’s held-for-investment loan portfolio.

Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements, requires the effect of accounting changes in interim periods to be restated in the Company’s financial statements to give effect to the accounting change. The Company first began amortizing loan fees and costs during March 2005 when it began holding loans for investment. Accordingly, this change has no effect on the financial statements of years prior to 2005 and 2005 beginning retained earnings. The effect of the accounting change on the three months ended March 31, 2005 is not material. The effect of the change on the financial statements for the three and six months ended June 30, 2005 is to increase the restated net loss for the three and six months ended June 30, 2005 by $2,145,000 or $0.02 and $0.03, respectively, per diluted share.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - LOANS HELD FOR SALE

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS HELD FOR INVESTMENT

The components of mortgage loans held for investment at June 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

(unaudited)

	June 30, 2005	Weighted Average Coupon	December 31, 2004
	(Restated)
Unpaid principal balance of mortgage loans	$3,080,455	7.28%	$—
Net deferred origination costs and discount	33,944		—
Allowance for loan losses	(6,010)		—

	$3,108,389		$—

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the six months ended June 30, 2005 and 2004 (dollars in thousands):

(unaudited)

	Six Months Ended June 30,
	2005	2004
Beginning balance	$—	$—
Additions	6,010	—
Charge-offs, net	—	—

Ending balance	$6,010	$—

NOTE E - RESIDUAL INTEREST

The following table summarizes activity in residual interests (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
	(unaudited)
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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations and in the shared execution to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Carrying value/fair value of residual interests	$14,834	$20,167
Assumed weighted average life in years	1.52	2.92
Decline in fair value with 10% adverse change	$1,165	$471
Decline in fair value with 20% adverse change	$3,064	$1,184
Assumed cumulative pool losses	3.17%	3.17%
Decline in fair value with 10% adverse change	$417	$1,297
Decline in fair value with 20% adverse change	$882	$2,336
Assumed discount rate	19.41%	19.60%
Decline in fair value with 10% adverse change	$554	$808
Decline in fair value with 20% adverse change	$1,086	$1,573
Interest rate assumptions	1-month LIBOR	1-month LIBOR
Decline in fair value with 10% adverse change	$1,313	$3,250
Decline in fair value with 20% adverse change	$2,698	$6,130

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

NOTE F – MORTGAGE SERVICING RIGHTS

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – WAREHOUSE AND REPURCHASE FACILITIES

The Company has entered into warehouse line of credit, repurchase, and aggregation facilities for the funding of mortgage loans as follows:

(unaudited)

(in thousands)

Maximum warehouse, repurchase, and aggregation facility amount	Wet funding sub-limit	Advance amount		Maturity date
		June 30, 2005	December 31, 2004
$300,000	$90,000	$206,272	$235,939	July 22, 2005
750,000	250,000	512,308	400,563	July 30, 2005
500,000	200,000	373,632	154,412	February 17, 2006
1,000,000	100,000	276,569	103,393	March 31, 2006
500,000	150,000	231,655	—	January 13, 2006
500,000	166,500	144,505	—	February 28, 2006
300,000	105,000	127,745	—	May 15, 2006

$3,850,000	$1,061,500	$1,872,686	$894,307

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

In February 2005, we entered into a $300.0 million committed and $200.0 million uncommitted repurchase facility with Credit Suisse First Boston that matures in January 2006. This facility provides for sublimits of $150.0 million for wet funded loans, $50.0 million for subordinate mortgage loans, $50.0 million for loans aged 30 to 60 days, $10.0 million for loans aged 120 to 181 days, and $3.0 million for repurchased loans. The facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility.

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

NOTE H – LONG-TERM DEBT

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

(unaudited)

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

NOTE I - STOCK OPTIONS

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

NOTE J - SEGMENT REPORTING

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Portfolio	Mortgage Banking	Intercompany Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Net interest income	$19,489	$5,138	$3,197	$27,824
Gain on sale of loans, net	425	15,932	(15,593)	764
Provision for loan losses	3,510	—	—	3,510
Other income / (expense) - derivatives	(15,608)	(5,364)	(5)	(20,977)
Benefit for income taxes	—	(11,067)	7,536	(3,531)
Net income / (loss)	(14,028)	(16,272)	(3,665)	(33,965)
Total assets	3,445,483	1,823,204	(72,274)	5,196,413

Gain on sale from the portfolio investment segment is comprised of a mark down in its residual interests of $599,000, offset by prepayment penalty collections of $1,024,000. The Company’s portfolio segment generally does not sell loans. During the three months ended June 30, 2005, the mortgage banking segment sold mortgage loans with balances of $1.4 billion to the portfolio investment segment.

Summary financial data by segment as of June 30, 2005 and the six months then ended follows (dollars in thousands).

(unaudited)

	Portfolio	Mortgage Banking	Intercompany Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Net interest income	$25,642	$11,153	$3,197	$39,992
Gain on sale of loans, net	(1,451)	38,126	(33,788)	2,887
Provision for loan losses	6,010	—	—	6,010
Other income / (expense) - derivatives	(10,521)	436	—	(10,085)
Benefit for income taxes	—	(9,862)	—	(9,862)
Net income / (loss)	(6,071)	(14,573)	(16,019)	(36,663)
Total assets	3,445,483	1,823,204	(72,274)	5,196,413

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

NOTE K – ACQUISITION

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

NOTE L – DIVIDENDS PAYABLE

On June 27, 2005, the Company’s Board of Directors approved a $0.22 per share dividend for the second quarter. The dividend was paid on July 26, 2005 to stockholders of record as of July 12, 2005.

NOTE M – CONTINGENCIES

In May 2005, Encore Credit received a favorable verdict in litigation in which Encore Credit and other co-plaintiffs were pursuing damages from a former employee of an affiliated entity regarding unauthorized electronic accessing of confidential data of the co-plaintiffs. The parties settled this matter in August 2005.

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

We have used various derivative financial instruments to hedge the effect that changes in interest rates have on the net cash flows we receive from our assets and liabilities. Through the securitization trust, we acquired a cap contract and interest rate swaps to hedge a portion of the risk of changes in one-month LIBOR, which underlies the interest rate on the mortgage-backed securities we issued in March and May 2005. These securities bear interest at a certain spread over the one-month LIBOR rate. As one-month LIBOR increases or decreases we will receive cash payments from and, in the case of the swap, make reduced cash payments to the counterparties to the contracts that will partially offset increases or decreases in interest payments we make to holders of the mortgage-backed bonds. Similarly, with respect to a portion of the mortgage loans held for investment awaiting securitization and mortgage loans held for sale, we sell Eurodollar futures contracts to hedge the effect of changes in interest rates on future cash flows to be received from such loans (either through sale or securitization). Our derivative financial instruments are reported in our balance sheet at their fair value. Because we have elected not to account for our derivative financial instruments as cash flow or fair value hedges under the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Financial Instruments and Hedging Activities, when we mark our derivatives to market the corresponding gain or loss is recorded through earnings. For the six months ended June 30, 2005 we reported a loss on our derivatives of $10.1 million, net of $3.8 million in net interest payments under our swap and cap contracts. For the three months ended June 30, 2005, we reported a loss on our derivatives of $21.0 million, net of $3.4 million in net interest payments under our swap and cap contracts. This loss is due to a flattening yield curve, in which short-term interest rates have increased but rates along the forward curve have decreased, resulting in decreased derivative values through the three and six months ended June 30, 2005. As of December 31, 2004, we held derivative financial instruments with notional amounts of $4.1 billion. The notional amounts of contracts held at June 30, 2005 increased to $16.5 billion, reflecting increased hedging activity as a result of the growth in our asset base and securitization activity. The notional amount of these contracts exceeds the outstanding loan balances, as we utilize Euro Dollar futures contracts with various maturities which hedge the same items for different periods.

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

(unaudited)

(in thousands)

Aging	Loan Balance	Percentage of Total
Current	$3,037,579	98.6%
30 - 59 days past due	25,871	0.8%
60 - 89 days past due	8,750	0.3%
90 - 119 days past due	6,310	0.2%
120 - 149 days past due	1,835	0.1%
150 - 179 days past due	110	0.0%

	$3,080,455

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

(unaudited)

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

(unaudited)

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

The following table summarizes loan sales for the periods indicated (dollar amounts in thousands):

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Whole-loan sales at a:
Premium	659,827	2,005,948	1,169,338	3,599,381
Discount	12,281	21,536	35,630	65,723

Total whole-loan sales	672,108	2,027,484	1,204,968	3,665,104

Weighted average price for sales	102.25%	102.43%	102.30%	103.41%
Weighted average price for premium sales	102.41%	102.53%	102.47%	103.57%
Weighted average price for discount sales	93.19%	93.73%	96.45%	94.70%

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

Salaries and related expenses increased 97.0% to $19.9 million for the three months ended June 30, 2005 from $10.1 million for the three months ended June 30, 2004. Salaries and related expenses increased 63.6% to $35.0 million for the six months ended June 30, 2005 from $21.4 million for the six months ended June 30, 2004. These increases are due to the increased levels of production and administrative staffing required to accommodate our higher origination volume. Total staffing was 1,509 employees at June 30, 2005 compared to total staffing of 826 employees at June 30, 2004, an increase of 683 employees, or 82.1%.

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

For the three and six months ended June 30, 2005, we incurred a consolidated pretax loss of $37.5 million and $46.5 million, respectively. For tax purposes we report taxable income and loss for our REIT separately from our TRS. We will not pay taxes on REIT income we distribute to our stockholders if we distribute at least 90% or more of our REIT taxable income. For the three and six months ended June 30, 2005, the REIT reported taxable income, although it reported a loss for financial reporting purposes for the same periods due principally to unrealized derivative losses. We are providing no tax provision on the REIT income as we expect to distribute substantially all of our taxable income.

Income from our TRS is subject to normal federal and state taxes. For the three and six months ended June 30, 2005 our TRS reported operating losses. These operating losses reflected reduced loan sale activity and higher operating expenses due principally to the continuing expansion of operations. The operating losses result in a tax benefit of $3.5 million and $9.9 million for the three and six months ended June 30, 2005, respectively.

The TRS reports revenue from loan sale premiums on the sale of loans to the REIT. The sales are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in the separate accounts of ECC Capital. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between ECC Capital’s tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore Credit in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. At June 30, 2005 management determined that it is unlikely that Encore Credit will pay tax related to the intercompany gain arising on intercompany sales occurring in 2005 and that the tax effect of intercompany gains should reduce the tax benefit that would otherwise have been recorded in the second quarter. The effect was to reduce the consolidated tax benefit recorded by the Company by approximately $12.7 million for the six months ended June 30, 2005.

At June 30, 2005, we are reporting a deferred tax asset of $31.9 million. Management believes that the asset is realizable given the ability to carryback any operating losses two years to periods to recover taxes previously paid or from future taxable income.

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

(unaudited)

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

The material terms and features of these secured warehouse and repurchase facilities are as follows:

Countrywide Warehouse Lending Warehouse Facility. We have a warehouse facility with Countrywide that matures in July 2006 that provides $300.0 million of committed capacity. The facility provides sub-limits of $90.0 million for wet funded loans, $21.0 million for jumbo loans, $6.0 million for non-performing/sub-performing loans, $21.0 million for non-compliant loans, and $3.0 million for loans in default. The facility provides for advances at 97.5% of the market value of first mortgage loans, and 95% of subordinate mortgage loans, not to exceed 100.75% of loan amount, funded through this facility.

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

IXIS Real Estate Capital, Inc. Master Repurchase Agreement Warehouse Facility. We have a $500.0 million committed warehouse and repurchase facility with IXIS that matures in February 2006. The facility provides for sub-limits of $25.0 million for Alt-A subordinate mortgage loans, $50.0 million for subprime subordinate mortgage loans, $40.0 million for non-owner occupied, $150.0 million for interest-only loans, and $200.0 million for wet funded loans. The facility provides for advances at 98% of the market value of first mortgage loans, and 95% of the market value of subordinate mortgage loans, not to exceed 100% of loan amount, funded through this facility.

Wachovia Bank, N.A. Facilities. We have a $1.0 billion committed repurchase facility with Wachovia Bank, N.A. that matures in March 2006. This facility provides for sublimits of $100.0 million for wet funded loans, $100.0 million for subordinate mortgage loans, and $50.0 million for balloon loans. This facility provides for advances at 98% of the market value of the mortgage loans, not to exceed 100% of the loan amount.

Credit Suisse First Boston. In February 2005, we entered into a $300.0 million committed and $200.0 million uncommitted repurchase facility that matures in January 2006. This facility provides for sublimits of $150.0 million for wet funded loans, $50.0 million for subordinate mortgage loans, $50.0 million for loans aged 30 to 60 days, $10.0 million for loans aged 120 to 181 days, and $3.0 million for repurchased loans. The facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility.

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

The following table summarizes our current warehouse and repurchase facilities and outstanding balances as of June 30, 2005 and December 31, 2004:

Warehouse, Repurchase and Aggregation Lender

				Amount Outstanding
	Expiration Date	Total Facility Amount	Wet Funding Sub-Limit	June 30, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Countrywide Warehouse Lending	July 2006	$300,000	$90,000	$206,272	$235,939
UBS Real Estate Securities	Oct. 2005	750,000	250,000	512,308	400,563
IXIS Real Estate Capital	Feb. 2006	500,000	200,000	373,632	154,412
Wachovia Bank, N.A.	Mar. 2006	1,000,000	100,000	276,569	103,393
Credit Suisse First Boston	Jan. 2006	500,000	150,000	231,655	—
Merrill Lynch	Feb. 2006	500,000	166,500	144,505	—
DB Structured Products	May 2006	300,000	105,000	127,745	—
Total		$3,850,000	$1,061,500	$1,872,686	$894,307

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statements purposes. As of June 30, 2005, the amount outstanding under these borrowing arrangements was $2.8 million.

Cash Flow

Cash used in operating activities increased to $4.3 billion for the six months ended June 30, 2005 from $147.3 million for the six months ended June 30, 2004. This increase is mainly due to a change in mortgage loans held for sale of $4.2 billion, which is a result of $5.4 billion in loan originations offset by $1.2 billion in loan sales. Another $3.2 billion of these loans were transferred to loans held for investment. Other significant changes include decreased cash flows due to increased balances in accrued mortgage loan interest, deferred and prepaid taxes, mortgage servicing rights, trading securities, and a decrease in income taxes payable. These decreases were partially offset by a non-cash expense for the provision for loan losses.

Cash provided by investing activities increased to $87.5 million for the six months ended June 30, 2005 from $1.1 million used in investing activities for the six months ended June 30, 2004. The increase was due to $92.0 million in principal payment from loans held for investment and $1.8 million in cash receipts from residual interests, less $6.3 million in furniture and equipment purchases.

Cash provided by financing activities increased to $4.2 billion for the six months ended June 30, 2005 from $165.2 million for the six months ended June 30, 2004. The increase is mainly due to $350.0 million in proceeds from our initial public offering, an increase in warehouse lines of $978.4 million, issuance of securitization debt of $3.0 billion and $5.4 million from issuance of stock pursuant to option and warrant exercises. This was partially offset by the use of cash for $92.0 million in principal repayments on the securitization debt, $4.0 million in repayments on a reverse repurchase agreement, and a dividend payment of $6.8 million.

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

For financial reporting purposes, we report our interest swaps at their estimated fair value. The fair value of the swap reflects the present value of the expected cash flows to be received or paid on the swap based upon the contracted fixed rate of interest we have agreed to pay as compared to the forward LIBOR curve over the contractual term of the swaps (which extends through February 2010). At June 30, 2005 our swaps have an estimated “negative” value of $5.2 million, meaning that, based upon the yield curve as of that date, we should expect to pay out net cash over the term of the swaps that has a net present value today of a negative $5.2 million. The forward LIBOR yield curve will change over the term of the swaps and as it does, the amount we should expect to pay out or receive will change and the value of the swaps will change. Changes in the value of the swaps are recorded in income as they occur. Therefore we expect that there will be changes in the value of the swaps in future periods that will be recorded in income as these changes occur.

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

Volatility in market value of derivatives and hedge effectiveness

At June 30, 2005, we hold derivative financial instruments with aggregate notional amounts totaling approximately $6.1 billion. Small changes in interest rates can have a material effect on the fair value of our derivative financial instruments. For the three and six months ended June 30, 2005 we are reporting losses on derivative transactions totaling $21.0 million and $10.1 million, respectively. For the first quarter ended March 31, 2005 we reported income on derivative transactions totaling $10.9 million. Our derivative instruments are designed as economic hedges of the effects of interest rate risk on future cash flows from our assets and liabilities and management believes these derivative instruments to be effective hedges. Thus the changes in the value of our derivatives, which reflect changes in expected cash flows from the derivatives, are offset, in part, by changes in expected cash flows from our assets and liabilities. Because the effect of changes in expected cash flows on our derivatives is recorded through the income statement, but the corresponding effect of changes in expected cash flows from the related assets and liabilities is not, we will experience volatility in our reported results of operations.

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

(unaudited)

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

As discussed in Note B to the June 30, 2005 financial statements, we determined that the financial statements as of and for the three months ended June 30, 2005 required revision for the matters described below.

As of June 30, 2005 our swaps were valued as “plain-vanilla” swaps (pay fixed/receive variable) amortizing over a fixed schedule of notional balances. However, the swaps are structured to provide a balance-guarantee feature that amortizes the notional amount of the swaps based upon the lower of the scheduled balance or the balance of the liabilities hedged by the swaps. Correcting the valuation of the swaps resulted in a decrease in the unrealized derivative loss reported for the three and six months ended June 30, 2005 of $8,287,000.

We are also restating the financial statements for the three and six months ended June 30, 2005 to accrue $712,000 in additional compensation expense earned during the period ended June 30, 2005 related to an executive bonus arrangement and to reverse $1,727,000 of interest income recorded in error during the period ended June 30, 2005.

Our management has determined that these errors resulted from material weaknesses in our internal procedures and controls surrounding the valuation process for our derivatives, the timely communication of agreements with financial statement impact to accounting personnel and the process surrounding the accounting for recording remittances received from our servicer on loans that have been sold. Management has implemented changes to controls and processes that include: (i) hiring employees knowledgeable in the nature and structure of derivatives owned by us, (ii) providing all draft agreements and board and committee minutes to knowledgeable accounting personnel to assess the accounting effects, if any, of such agreements and board and committee actions, (iii) establishing clear policies regarding the manner in which remittances on sold loans are to be recorded. In addition, we are implementing a new loan accounting system that will reduce our reliance on manual processes and spreadsheets that will further enhance controls surrounding loan accounting processes, and hiring additional personnel to ensure timely processing of increased transaction volume.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation and taking into account the deficiencies discussed above, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that as of June 30, 2005 our disclosure controls and procedures were not effective at a reasonable level in timely alerting them to material information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

31.1	Certification of Co-Chief Executive Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Co-Chief Executive Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Co- Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Co-Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

32.3	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2006.

ECC CAPITAL CORPORATION

By:	/s/ GREG LUBUSHKIN
Greg Lubushkin Chief Accounting Officer (Principal Accounting Officer)