Form 10-Q/A
period 2005-09-30
ECC Capital CORP
filed 2006-04-14
CIK 1300317

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                    Accelerated filer ☐                    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of November 11, 2005, the Registrant had 100,213,989 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2005 (the “Original Filing”) is being filed as required by Regulation S-X promulgated under the Securities Exchange Act of 1934.

Since the Original Filing, management of ECC Capital Corporation (the “Company”) has determined that the financial statements as of and for the three months ended September 30, 2005 required revision to correct a clerical error in the recording of income from interest-earning cash deposits. This Amendment contains the amended and restated financial statements of the Company as of and for the three and nine months ended September 30, 2005 reflecting the foregoing adjustments. Several drafting changes have also been made in this Amendment to adjust disclosures to reflect these changes. The Company has also amended and restated Item 4 “Controls and Procedures” and updated the certifications of the Co-Chief Executive Officers and Chief Financial Officer as of the date of this Amendment.

Other than as required to reflect the changes discussed above to reflect the status of matters as of the date of this filing, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after November 17, 2005, the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC.

ECC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
	Restated
ASSETS
Cash and cash equivalents	$64,419	$22,023
Restricted cash	14,500	2,250
Other receivables	32,583	10,379
Mortgage loans held for sale, net	3,811,818	911,784
Mortgage loans held for investment, net	3,685,432	—
Accrued mortgage loan interest	42,834	1,581
Residual interests in securitization	14,443	1,917
Residual interests in securitization, pledged as collateral	—	18,250
Prepaid expenses and other assets	79,041	14,576
Mortgage servicing rights	9,776	—
Equipment and leasehold improvements, net	15,864	8,440
Deferred tax asset	41,096	16,346

Total assets	$7,811,806	$1,007,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse and repurchase facilities	$3,723,029	$894,307
Long-term debt	3,651,489	—
Securities sold under agreements to repurchase	—	3,970
Accounts payable and accrued expenses	60,865	40,131
Dividends payable	18,039	—
Income tax payable	—	16,189

Total liabilities	7,453,422	954,597
Commitments and contingencies
Stockholders’ equity
Common stock authorized, 200,000,000 shares of $0.001 par value at September 30, 2005 and December 31, 2004; issued and outstanding, 100,081,356 shares at September 30, 2005 and 37,842,733 at December 31, 2004	100	38
Additional paid in capital	379,920	12,358
Accumulated other comprehensive income	1,807	76
Deferred compensation	(3,060)	(242)
Retained earnings / (accumulated deficit)	(20,383)	40,719

Total stockholders’ equity	358,384	52,949

Total liabilities and stockholders’ equity	$7,811,806	$1,007,546

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)
	Restated		Restated
Revenue
Interest income	$110,630	$14,397	$197,558	$36,448
Interest expense	(67,676)	(6,580)	(114,612)	(18,563)

Net interest income	42,954	7,817	82,946	17,885
Provision for loan losses - Loans held for investment	12,190	—	18,200	—

Net interest income, after provision for loan losses	30,764	7,817	64,746	17,885
Gain (loss) on sale of loans, net	(6,827)	55,712	(3,940)	121,326
Other income	5,380	—	5,380	—
Gain (loss) on derivatives	39,560	(7,648)	29,475	(8,563)

Total revenue	68,877	55,881	95,661	130,648

Expense
Salaries and related expenses	26,426	14,997	61,406	36,396
Occupancy expense	2,822	1,459	6,846	3,845
Operating expenses	20,048	22,037	48,556	38,753
Professional fees	3,512	1,439	9,308	4,776

Total expenses	52,808	39,932	126,116	83,770

Income (loss) before income taxes	16,069	15,949	(30,455)	46,878
Provision (benefit) for income taxes	(6,316)	7,488	(16,177)	19,735

NET INCOME (LOSS)	$22,385	$8,461	$(14,278)	$27,143

Net income (loss) per share of common stock
Basic	$0.23	$0.34	$(0.17)	$1.06
Diluted	$0.22	$0.20	$(0.17)	$0.62

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2005	2004
	(unaudited)
	Restated
Cash flows from operating activities:
Net income/ (loss)	$(14,278)	$27,143
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	3,884	1,765
Provision for loan losses	18,200	—
Change in mortgage loans held for sale	(6,968,700)	(142,145)
Fair value adjustment of residual interest	7,178	(8,975)
Accretion of residual interest	(1,950)	(1,282)
Mortgage servicing rights	(12,195)	—
Amortization of mortgage servicing rights	2,258	—
Compensation charge from stock options	2,892	16
Net increase in derivative instruments	(48,564)	(3,417)
Other	577	775
Net change in:
Other receivables	(22,205)	(5,409)
Accrued mortgage loan interest	(41,253)	(117)
Accrued interest payable	1,607	—
Prepaid expenses and other assets	(15,901)	(10,344)
Deferred and prepaid tax	(24,750)	(4,727)
Accounts payable and accrued expenses	38,633	19,291
Income tax payable	(16,189)	4,419

Net cash used in operating activities	(7,090,756)	(123,007)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(10,404)	(4,459)
Principal payments received on loans held for investment	365,034	—
Cash received from residual interest	2,227	7,008

Net cash provided by investing activities	356,857	2,549
Cash flows from financing activities:
Net increase in warehouse lines of credit	2,828,722	116,651
Proceeds from issuance of long-term debt	4,014,916	—
Principal payments on long-term debt	(365,034)	—
Proceeds from subordinate debt	—	2,645
Payments of subordinate debt	—	(3,581)
Proceeds from reverse repurchase agreement	—	13,031
Payments of reverse repurchase agreement	(3,970)	(6,826)
Payments of capital lease obligations	(1,175)	(525)
Restricted cash	(12,250)	(1,013)
Dividends declared	(46,823)	(154)
Reclassification to equity	2,243	—
Proceeds from issuance of preferred stock	—	3,000
Redemption of preferred stock	—	(3,000)
Proceeds from the issuance of stock options and stock warrants	9,703	33
Proceeds from issuance of common stock	349,963	5,055

Net cash provided by financing activities	6,776,295	125,316

Net increase in cash and cash equivalents	42,396	4,858
Cash at beginning of the period	22,023	5,483

Cash at end of the period	$64,419	$10,341

Supplemental cash flow information:
Cash used to pay interest	$101,469	$18,925
Cash used to pay income taxes	19,473	19,459
Supplemental non-cash financing activity:
Fixed assets acquired through capital leases	$920	$2,596
Transfer of loans held for sale to held for investment	4,068,666	—

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

(unaudited)	Common stock	Preferred stock	Additional Paid in Capital	Accumulated other comprehensive income	Deferred compensation	Retained earnings	Total
						Restated	Restated
Balance reported by Encore Credit at December 31, 2004	$22	$10	$12,364	$76	$(242)	$40,719	$52,949
Conversion of Encore Credit preferred and common to ECC Capital common stock	16	(10)	(6)		—	—	—

Balance at December 31, 2004 adjusted for conversion	38	—	12,358	76	(242)	40,719	52,949
Exercise of options and warrants	5		9,828			—	9,833
Sale of common stock	56		353,613			—	353,669
Offering expenses			(3,706)				(3,706)
Issuance of restricted stock	1		5,584		(5,715)	—	(130)
Reclassifications to equity			2,243				2,243
Amortization of deferred compensation expense					2,897		2,897
Dividends						(46,824)	(46,824)
Net loss						(14,278)	(14,278)
Other comprehensive income - fair value adjustment to available-for-sale securities				1,731			1,731

Balance at September 30, 2005	$100	$—	$379,920	$1,807	$(3,060)	$(20,383)	$358,384

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

Mortgage loans held for sale are transferred to mortgage loans held for investment when such loans have been included in or identified for inclusion in a securitization transaction. For financial reporting purposes, the transfer is recorded at the carrying amount of the loan at the date of transfer, which includes deferred origination fees and costs. In addition, the cost basis of the loans includes a discount arising on the allocation of a portion of the loan basis to mortgage servicing rights. Deferred origination fees and cost, net of discounts, are amortized as an adjustment of yield over the life of the portfolio using the effective yield method in a manner that anticipates prepayments (see Note M).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
	Restated		Restated
Net income / (loss):
As reported	$22,385	$8,461	$(14,278)	$27,143
Compensation expense	(105)	(126)	(236)	(192)

Pro forma	$22,280	$8,335	$(14,514)	$26,951

Income / (loss) per share:
Basic, as reported	$0.23	$0.34	$(0.17)	$1.06
Basic, pro forma	$0.23	$0.33	$(0.18)	$1.05
Diluted, as reported	$0.22	$0.20	$(0.17)	$0.62
Diluted, pro forma	$0.22	$0.19	$(0.18)	$0.62

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings / (loss) per share were calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)
	Restated		Restated
Basic earnings /(loss) and diluted earnings	$22,385	$8,461	$(14,278)	$27,143

Weighted average number of shares issued	98,734	25,068	82,739	25,704
Weighted average number of unvested restricted stock	746	—	529	—
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	1,097	4,456	1,753	4,456
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	—	1,297	238	1,297
Dilutive effect on assumed conversion of preferred stock outstanding	—	12,129	1,955	12,129

Diluted shares	100,577	42,950	87,214	43,586

Earnings / (loss) per share:
Basic	$0.23	$0.34	$(0.17)	$1.06
Diluted	$0.22	$0.20	$(0.17)	$0.62

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

NOTE B – RESTATEMENT OF FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Management of the Company has determined that the financial statements as of and for the three and nine months ended September 30, 2005 require revision to correct a clerical error in the recording of income from interest-earning cash deposits. The effects of this revision is presented in the following table:

Balance sheet effect	As of 9/30/2005
	As reported	Restated
Unrestricted cash	$67,942	$64,419
Deferred taxes	39,634	41,096

	Three months ended 9/30/2005		Nine months ended 9/30/2005
	As reported	Restated	As reported	Restated
Pretax income (loss)	$19,592	$16,069	$(26,932)	$(30,455)
Tax benefit	4,853	6,316	14,715	16,177

Net income (loss)	$24,445	$22,385	$(12,217)	$(14,278)

Basic shares outstanding	98,734		82,739
Diluted shares outstanding	100,577		82,739
Basic EPS	$0.25	$0.23	$(0.15)	$(0.17)
Diluted EPS	$0.24	$0.22	$(0.15)	$(0.17)

NOTE C - LOANS HELD FOR SALE

Mortgage loans held for sale at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	Weighted Average Coupon	December 31, 2004	Weighted Average Coupon
	(unaudited)
	(in thousands)
Mortgage loans held for sale	$3,769,383	7.38%	$899,482	7.08%
Net deferred origination costs	42,435		12,302

Loans, net	$3,811,818		$911,784

Gain on sale of loans was comprised of the following components for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Premium from whole-loan sales	29,354	$94,566	$56,447	$220,705
Provision for repurchases	(35)	(3,595)	(2,784)	(7,979)
Non-refundable loan fees, net	5,061	15	6,200	31
Lower of cost or market adjustment for loans held for sale	(20,533)	(1,067)	(21,950)	(1,719)
Deferred origination costs	(17,962)	(42,256)	(34,146)	(98,687)
Fair value adjustment of mortgage servicing rights	(161)	—	(161)	—
Fair value adjustment of residual interest	(2,551)	8,049	(7,546)	8,975

Gain on sale of loans, net	$(6,827)	$55,712	$(3,940)	$121,326

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS HELD FOR INVESTMENT

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

NOTE E – RESIDUAL INTEREST

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

NOTE H – LONG-TERM DEBT

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

NOTE I – STOCK OPTIONS

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

NOTE J – SEGMENT REPORTING

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

(unaudited)

	Portfolio	Mortgage Banking	Intercompany Eliminations	Consolidated
		Restated		Restated
Net interest income	$21,277	$17,171	$4,506	$42,954
Gain on sale of loans, net	2,120	(2,161)	(6,786)	(6,827)
Provision for loan losses	(12,190)	—	—	(12,190)
Other income / (expense) - derivatives	19,855	19,705	—	39,560
Benefit for income taxes	—	6,316	—	6,316
Net income / (loss)	26,721	(7,646)	3,310	22,385
Total assets	$4,075,420	$3,809,892	$(73,506)	$7,811,806

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

Summary financial data by segment as of September 30, 2005 and the nine months then ended follows (in thousands).

(unaudited)

	Portfolio	Mortgage Banking	Intercompany Eliminations	Consolidated
		Restated		Restated
Net interest income	$46,919	$28,324	$7,703	$82,946
Gain on sale of loans, net	669	35,965	(40,574)	(3,940)
Provision for loan losses	(18,200)	—	—	(18,200)
Other income / (expense) - derivatives	9,334	20,141	—	29,475
Benefit for income taxes	—	16,177	—	16,177
Net income / (loss)	20,650	(22,219)	(12,708)	(14,278)
Total assets	$4,075,420	$3,809,892	$(73,506)	$7,811,806

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

NOTE K – ACQUISITION

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

NOTE L – RESTATEMENT OF FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005

On October 26, 2005, management of the Company determined that the financial statements as of and for the three months ended June 30, 2005 required revision for the matters described below. On January 26, 2006, the Company filed an amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2005, containing its restated financial statements for that period.

As of June 30, 2005, the Company’s swaps were valued as “plain-vanilla” amortizing swaps. However, the swaps are structured to provide a balance-guarantee feature that amortizes the notional amount of the swaps based upon the lower of the scheduled amortization or the balance of the liabilities hedged by the swaps. Correcting the valuation of the swaps resulted in a decrease in the unrealized derivative loss reported for the three and six months ended June 30, 2005 of $8,267,000.

The Company also restated the financial statements for the three and six months ended June 30, 2005 to accrue $712,000 in additional compensation expense earned during the period ended June 30, 2005 related to an executive bonus arrangement and to reverse $1,727,000 of interest income recorded in error during the period ended June 30, 2005.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of these revisions was to reduce the previously reported net loss for the three and six months ended June 30, 2005 by $6,860,000 or $0.07 and $0.09, respectively, per diluted share (in thousands, except per share data):

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

NOTE M – CHANGE IN ACCOUNTING PRINCIPLE

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

Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements, requires the effect of accounting changes in interim periods to be restated in the Company’s financial statements to give effect to the accounting change. The Company first began amortizing loan fees and costs during March 2005 when it began holding loans for investment. Accordingly, this change has no effect on the financial statements of years prior to 2005 and 2005 beginning retained earnings. The effect of the accounting change on the three months ended March 31, 2005 is not material. The effect of the change on the financial statements for the three and six months ended June 30, 2005 is to increase the restated net loss (see Note L) for the three and six months ended June 30, 2005 by $2,145,000 or $0.02 and $0.03, respectively, per diluted share (in thousands, except per share data):

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

NOTE N – DIVIDENDS PAYABLE

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

For the three months ended September 30, 2005, we had consolidated pretax income of $16.1 million and for the nine months ended September 30, 2005, we incurred a consolidated pretax loss of $30.5 million. For tax purposes we report taxable income and loss for our REIT separately from our TRS. We will not pay taxes on REIT income we distribute to our stockholders if we distribute at least 90% or more of our REIT taxable income. For the three and nine months ended September 30, 2005, the REIT reported taxable income. We are providing no tax provision on the REIT income as we expect to distribute substantially all of our taxable income.

Income from our TRS is subject to normal federal and state taxes. For the three and nine months ended September 30, 2005 our TRS reported operating losses. These operating losses reflected reduced loan sale activity and higher operating expenses due principally to the continuing expansion of operations. The operating losses result in a tax benefit of $6.3 million and $16.2 million for the three and nine months ended September 30, 2005, respectively.

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

At September 30, 2005, we are reporting a deferred tax asset of $41.1 million. Management believes that the deferred tax asset is realizable given the ability to carryback any operating losses two years to periods to recover taxes previously paid or from future taxable income.

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

As of September 30, 2005, we have cash balances of $78.9 million, we have approximately $100 million invested in our portfolio of loans held for sale and we have invested approximately $100 million in our securitization trusts. In addition, at September 30, 2005 we had approximately $20 million on margin deposit related to our investments in Eurodollar futures contracts.

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

As discussed in Note L to the September 30, 2005 financial statements included in this report, we determined that the financial statements as of and for the three months ended June 30, 2005 required revision for the matters described below.

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

As discussed in Note B to the September 30, 2005 financial statements included in this report, we determined that the financial statements as of and for the three months ended September 30, 2005 required revision as a result of a clerical error in recording interest income on certain cash investments. In reviewing the circumstances underlying the restatement, management determined that the error resulted from a material weakness in the registrant’s internal controls and procedures relating to incompatible duties being performed by staff and improper preparation and review of account reconciliations. Management has revised procedures to segregate certain responsibilities among staff and to facilitate the timely review and preparation of account reconciliations.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2006.

ECC CAPITAL CORPORATION

By:	/s/ GREG LUBUSHKIN
Greg Lubushkin
Chief Accounting Officer
(Principal Accounting Officer)