Form 10-K
period 2005-12-31
ECC Capital CORP
filed 2006-04-17
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates, based on the closing price of the common stock of the Registrant on the last business day of the most recently completed second fiscal quarter as reported on the New York Stock Exchange, was $451,963,078. All executive officers and directors of the Registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to the Registrant’s common stock have been deemed, solely for the purpose of the foregoing calculations, to be “affiliates” of the Registrant.

As of March 27, 2006, the Registrant had 100,242,336 shares of common stock outstanding.

Portions of the Registrant’s definitive Proxy Statement to be delivered in connection with the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

i

PART I

Item 1.	Business

Formation transactions

ECC Capital Corporation was incorporated on April 1, 2004 in the state of Maryland. ECC Capital was formed by Encore Credit Corp. solely for the purpose of effecting a restructuring of Encore Credit Corp. that would facilitate an initial public offering and conversion to a real estate investment trust, or REIT. As a REIT, ECC Capital invests in residential mortgage loans financed by the issuance of non-recourse debt. On February 18, 2005, ECC Capital completed its initial public offering and conversion to a REIT. Prior to the completion of its initial public offering, ECC Capital formed a wholly-owned subsidiary, ECC Merger Sub, for the interim purpose of effecting the merger. Encore Credit Corp. merged with ECC Merger Sub, with Encore Credit surviving as a wholly-owned subsidiary of ECC Capital. In connection with the merger, the shareholders of Encore Credit received 1.183 shares of common stock of ECC Capital for each share of common stock, Series A preferred stock and Series B preferred stock of Encore Credit. In addition, each outstanding option to purchase Encore Credit common stock was assumed by ECC Capital and was adjusted to reflect the exchange ratio in the merger. Each warrant to purchase Encore Credit common stock was exercised prior to the merger.

As part of the initial public offering, ECC Capital: (i) issued 40,406,108 shares of common stock to the shareholders of Encore Credit in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share, and (iii) sold 3,940,110 shares of common stock in a private placement offering to an affiliate of its lead underwriter, Friedman, Billings, Ramsey, Group, Inc. at $6.345 per share. ECC Capital raised a total of $379,375,000 through the sale of its stock (before offering expenses).

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

General background regarding the business

We are a REIT that, through our subsidiaries, operates a mortgage finance company that originates and invests in residential mortgage loans offered to borrowers with a particular emphasis on “nonconforming” borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers. Prior to the formation transactions described above we operated as Encore Credit. Encore Credit began its lending operations in March 2002. Encore Credit originated approximately $9.1 billion of nonconforming residential mortgage loans in 2004 and approximately $14.0 billion in 2005. Prior to our initial public offering, we sold substantially all of our loan production to third parties or through securitization transactions structured as sales. Our principal sources of income were the gain on the sale of our loans and the net interest income (difference between interest income and interest expense) earned on our loans between the time we originated them and the time they were sold. We financed the origination of our mortgage loans through various warehouse lines of credit.

As a REIT, we continue to originate mortgage loans through existing and new production channels. However, we retain a portion of this production in a loan portfolio financed through securitization transactions in which we issue asset-backed securities that have been structured as financings for financial accounting purposes. We are limited, to some extent, in the amount of loans we are able to retain by leverage constraints imposed by the size of our capital base. Loan production that we determine cannot be retained in our portfolio or production that does not meet our portfolio criteria objectives are sold to third parties or through securitization transactions accounted for as sales.

As a REIT, earnings we distribute to our stockholders are not subject to income tax for federal or state purposes as long as we distribute at least 90% of our taxable earnings and satisfy certain other qualifying tests.

Our loan production operations and secondary marketing activities (i.e., loan sales to third parties) are conducted through our taxable REIT subsidiaries, or TRSs, that are subject to taxes on their income at normal statutory rates. Our principal TRS operates under the name of Encore Credit.

We underwrite each mortgage loan that we originate, and we underwrite each mortgage loan we purchase prior to the origination of that mortgage loan, in accordance with our internal underwriting guidelines. We base our underwriting decisions primarily on our assessment of the borrower’s willingness and ability to pay, as reflected in the borrower’s income, historical patterns of debt repayment, the amount of equity in the borrower’s property and other factors that may be used to offset certain areas of credit weakness. We have developed underwriting processes and criteria that we believe generate quality borrower data and appraisals, allowing us to make informed underwriting and risk-based pricing decisions and to approve and fund loans efficiently.

We continue to use warehouse and repurchase facilities to provide short-term funding for our mortgage loan originations. In order to provide long-term financing for the mortgage loans we hold in our loan portfolio, we securitize all of those loans through transactions that are structured as financings for financial accounting purposes. In a securitization, we sell a pool of loans to a trust for a cash purchase price and a certificate evidencing our residual or ownership interest in the trust. The trust raises the cash portion of the purchase price by selling securities secured by, or representing an interest in, loans in the trust. We do not generate a gain or loss on sale from these securitization activities, and, following these securitizations, the loans remain classified on our consolidated balance sheet as loans held for investment with the securitization debt classified as a liability. We generate earnings from the loans that we securitize and/or retain in our loan portfolio primarily through:

•	Net interest income, which is the difference between the:

•	interest income we receive from the mortgage loans; and

•	interest we pay to the holders of the mortgage-backed securities that we issue in securitizations;

•	Net of:

•	losses due to defaults and delinquencies on the loans;

•	servicing fees and expenses we must pay; and

•	other ongoing securitization costs.

Our net interest income varies based upon, among other things, (i) the spread between the weighted average interest earned on the mortgage loans and the interest payable to the holders of the mortgage-backed securities, (ii) the performance of the underlying mortgages and (iii) the amount and timing of the borrowers’ prepayments of the underlying mortgages.

The performance of our portfolio of nonconforming mortgage loans is subject to the higher delinquency and default rates characteristic of nonconforming mortgage loans as compared to prime mortgage loans. Delinquencies interrupt the flow of projected interest income from the mortgage loans, and defaults can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan.

We continue to sell some of the loans we originate through the whole-loan sales market. These whole-loan sales are executed on a servicing-released basis, meaning that the loans are sold, together with the servicing rights, to the buyers of the loans, primarily through Encore Credit, so that we can capture any gain on the sale of these loans and thereby grow our equity capital base. These loans are generally sold within 60 days of funding, and a third-party servicer services these loans during the period between origination and the transfer of servicing to the buyer, which is generally within 90 days after the sale of the loans. We generate income on these loans primarily from:

•	the sale of loans at a premium to our weighted average origination costs (including overhead);

•	net interest income, which is the difference between the interest income generated by the mortgage loans and our interest expense on the financing of our lending activities through our warehouse and repurchase facilities during the time we hold the mortgages; and

•	origination fee income.

Our Loan Products

We offer a variety of both hybrid/adjustable-rate and fixed-rate loan products that are secured by a first or subordinate mortgage on a borrower’s residence. Our principal loan products are hybrid/adjustable-rate nonconforming residential mortgage loans with a fixed principal amount and term to maturity. We primarily originate nonconforming residential mortgage loans through our wholesale broker network solicited by our account executives throughout the United States.

Product Types

We typically offer the following product types in order to make available a diverse set of mortgage options to our borrowers:

Product	Term	Rate(1) (2)
Hybrid/Adjustable-Rate Mortgages
6 month	30 years	Adjustable-rate after first 6 months
1/29	30 years	Adjustable-rate after first 12 months
2/28	30 years	Adjustable-rate after first 24 months
3/27	30 years	Adjustable-rate after first 36 months
5/25	30 years	Adjustable-rate after first 60 months
Dual amortization 2/28 ARM, 40 yr amortization	30 years	Adjustable-rate after first 24 months, 40 year amortization first 10 years, 20 year amortization years 11 - 30

Interest Only-Hybrid/Adjustable-Rate Mortgages
2/28(3)	30 years	Interest only for first 24 months; Adjustable-rate after first 24 months
2/28	40 years	Interest only for first 24 months; Adjustable-rate after first 24 months
3/27(3)	30 years	Interest only for first 36 months; Adjustable-rate after first 36 months

Fixed-Rate Mortgages
10 Year	10 years	Fixed
15 Year(3)	15 years	Fixed
15 Year Balloon	15 years	Fixed with 30 year amortization schedule; Balloon payment after 15 years
20 Year	20 years	Fixed
25 Year	25 years	Fixed
30 Year(3)	30 years	Fixed

(1)	For our hybrid/adjustable-rate mortgage loans, the rate is calculated every six months after the initial rate adjustment period.
(2)	Certain prepayment penalties apply within the first three years subject to state imposed limitations. We typically offer rate options for our loan products that do not include prepayment penalties.
(3)	We also offer mortgage loans with interest-only payments for the first 60 months.

Loan Programs and Risk Categories. We have established loan programs and risk categories, which identify the types of loans that we originate. A majority of our loan originations are underwritten using the

“Credit Score Advantage” program. This program makes loans available to a broad group of borrowers who fit a more traditional nonconforming profile. However, there are borrowers who request loan-to-value, or LTV, ratios or loan amounts that exceed those stated for this program, or who require more customized financing options. Rather than attempt to incorporate all of these specialized requests into one loan program, we have established separate loan programs to accommodate borrowers who would otherwise require individual exceptions to a single, broader loan program. We established these programs to allow our underwriting personnel to process loan applications from borrowers who fit a particular program’s criteria quickly and efficiently.

The criteria for each of these programs are guidelines only. We may add or delete programs as market conditions dictate. All of our loan programs have tiered exception levels whereby a request for approval of an exception is escalated to a higher loan approval authority. Although we generally do not make adjustments to the credit category of any applicant, we may determine on a case-by-case basis that an applicant warrants an LTV ratio exception, a loan amount exception, a debt-to-income exception or another exception. We may allow such an exception if the application reflects certain compensating factors, such as a lower than the maximum LTV ratio for the specific loan program, a maximum of one 30-day late payment on all mortgage loans during the last 12 months, job and income stability or a meaningful amount of liquid assets. We may also grant an exception if the applicant provides a down payment of at least 20% of the purchase price of the underlying property or if the new mortgage loan significantly reduces the applicant’s aggregate monthly debt service payments. We expect that a substantial number of the mortgage loans we originate will represent such underwriting exceptions. For the years ended December 31, 2005, 2004, and 2003, approximately 36%, 20%, and 25%, respectively, of the loans we originated represented underwriting exceptions.

Determining a Borrower’s Credit Categories

There are various credit categories within each loan program. The program for which a borrower applies is determined by our underwriting guidelines. We consider a borrower’s credit score, mortgage history, bankruptcy and foreclosure history, debt-to-income ratios and the depth of the borrower’s credit background as the primary factors to determine if a borrower qualifies for a credit category within that specific program. Once a borrower has been assigned a credit category within a loan program, we use the borrower’s credit score and LTV ratio as the primary factors in determining the borrower’s rate, the maximum LTV ratio allowable for that borrower and the maximum loan amount available to that borrower.

Credit Score Advantage Program

This program offers loans to individuals with a wide range of credit backgrounds and offers our widest range of underwriting criteria. The Credit Score Advantage program has five credit categories: AA, A+, B, C and C-. Borrowers with a higher credit category typically qualify for higher allowable LTV ratios and higher loan amounts relative to other borrowers within this program. However, since FICO scores within this credit category can range from 500 to 850, loans with different characteristics are available to borrowers within a particular credit category based on a borrower’s FICO score. Within a particular credit category, the borrower’s FICO score is used to determine the applicable interest rate, maximum allowable LTV ratio and maximum available loan amount. Generally, a borrower with a higher FICO score can obtain a loan with a lower rate, higher allowable LTV ratio and higher loan amount than a borrower within the same credit category but with a lower FICO score. For the years ended December 31, 2005, 2004, and 2003, approximately 68.1%, 83.1%, and 98.4%, respectively, of our total loan originations were under this program.

Interest Only Advantage Program

This program offers borrowers the opportunity to obtain a loan that allows them to make an interest only payment for the first two, three or five years of the loan. At the end of the interest only period, the borrower’s loan balance is fully amortized for the remaining term of the loan. The initial interest only period provides borrowers with lower payments for a period of time, allowing them to use a greater portion of their cash flow to pay off other debt, to qualify for larger loan amounts or for other uses. Because there is a slightly higher risk associated with the absence of principal reduction for the initial interest only period, the minimum credit score required for this program is higher than for the Credit Score Advantage program and the rate of the loan is slightly higher. This program is only available to our three highest credit categories, AA, A+ and B. This program was initiated in the second quarter of 2004. For the years ended December 31, 2005 and 2004, approximately 25.8% and 11.6%, respectively, of our total loan originations were made under this program.

Second Mortgage Advantage Program

This program offers subordinate mortgage loans that are generally funded concurrently and in conjunction with a first mortgage loan we originate. This program allows borrowers to obtain a lower rate on a first mortgage loan while obtaining additional funds for either a purchase or a refinancing, which can be paid off without affecting the first mortgage loan, subject to any applicable prepayment limitations. Loans funded under this program normally provide higher maximum combined LTV, or CLTV, ratios. Because of the risk associated with loans with higher LTV ratios in subordinate position, these loans generally have higher interest rates, limitations on loan amounts, lower maximum debt-to-income ratios, higher minimum credit scores and restrictions on property types. This program was initiated in the second quarter of 2004. For the years ended December 31, 2005 and 2004, approximately 0.9% and 1.8%, respectively, of our total loan originations were made under this program.

Specialty Advantage Program

For those borrowers seeking our highest allowable LTV ratios, we offer a specialty program that offers loans with a maximum LTV ratio of up to 100% based on either full income documentation or stated income. These programs offer either first or subordinate mortgages to borrowers in either of our two highest credit categories, AA or A+. Because of the additional risk associated with loans with LTV ratios at the high end of our range, there are additional limitations that are not placed on similar grades in other programs. These additional restrictions reduce the risk associated with originating loans to borrowers with these higher LTV ratios. This program was initiated in the fourth quarter of 2003. For the years ended December 31, 2005 and 2004, approximately 1.7% and 3.0%, respectively, of our total loan originations were made under this program.

Loan Production

Our wholesale lending division originates loans through a network of independent mortgage brokers, and to a lesser extent purchases loans through a network of independent mortgage lenders. We have working relationships with approximately 9,000 brokers and mortgage lenders. These relationships are initiated and maintained by our account executives who are generally able to provide ongoing, on-site customer service to ensure that loans are processed and funded as efficiently as possible. We originated loans through approximately 7,000 of these brokers during fiscal year 2005, with 50 of our highest producing brokers generating approximately 24% of our total loan production.

We developed a retail operation, which is consumer-direct lending, and began originating retail mortgage loans through Encore Credit during the third quarter of 2004. During the first quarter of 2005, we transitioned Encore Credit’s retail operation to Encore Credit’s wholly-owned subsidiary Bravo Credit Corporation. During 2005 approximately 5% of our loan production was originated through Bravo Credit.

As of December 31, 2005, we operated through seven regional processing centers located in Irvine, California, Woodland Hills, California, Walnut Creek, California, Downers Grove, Illinois, Glen Allen, Virginia, Tampa, Florida and White Plains, New York. In addition, Bravo Credit operated through eleven offices throughout the United States. As of December 31, 2005, we employed 426 loan officers and loan production account executives.

On January 6, 2006, we announced a cost savings initiative that included a reduction from seven regional processing centers down to three regional processing centers in Irvine, Downers Grove, and Glen Allen. In addition, beginning in the second quarter, our retail operations will be conducted solely out of Irvine.

Loan Production by Geographic Distribution

For the years ended December 31, 2005, 2004, and 2003, we originated approximately 45.9%, 56.7% and 60.1%, respectively, of our loans in California. During that same period, approximately 63.2%, 70.6% and 76.8%, respectively, of our loans were originated in Illinois, Florida and California.

The following table shows our loan originations by state for the periods shown:

	Percentage of Total Loan Originations for the Year Ended December 31, 2005	Year Ended December 31,
State in which Mortgage Loans were Funded		2005	2004	2003
	(in thousands, except percentages)
California	45.9%	$6,446,631	$5,166,153	$2,755,967
Illinois	9.2	1,295,800	789,488	488,472
Florida	8.1	1,130,347	476,857	276,561
New York	5.5	769,678	442,290	72,954
Virginia	4.6	640,224	194,984	50,716
Maryland	4.3	603,085	193,242	73,976
New Jersey	2.0	285,963	104,107	827
Nevada	1.9	273,125	237,077	71,195
Massachusetts	1.9	259,779	85,905	65,089
Michigan	1.7	239,698	153,329	89,096
Georgia	1.6	229,887	151,081	26,055
Arizona	1.6	221,064	17,440	41,792
Connecticut	1.3	188,697	117,532	40,612
Minnesota	1.1	153,453	84,954	31,552
Other states*	9.3	1,303,201	899,893	499,756

Total	100.0%	$14,040,632	$9,114,332	$4,584,620

*	Each state included in “Other states” individually accounted for less than one percent of our total loan originations for the years ended December 31, 2005, 2004, and 2003.

Loan Production by Borrower’s Risk Classification

The following table sets forth information about our loan production by borrower risk classification during the periods shown:

	2005	% of Total Originations	2004	% of Total Originations	2003	% of Total Originations
Total Originations (in thousands)	$14,040,632	100%	$9,114,332	100%	$4,584,620	100%

AA Credit Category Loans*
Loan originations (in thousands)	$9,993,650	71.18%	$6,148,109	67.46%	$3,413,217	74.45%
Weighted average interest rate:
FRMs, or fixed-rate mortgages	8.00%		6.86%		6.92%
Hybrid/Adjustable-Rate Mortgages, or Hybrid/Adjustable-Rate Mortgages	7.13%		7.04%		7.28%
Margin	5.79%		5.86%		5.48%
Weighted average FICO scores	640		637		623

A+ Credit Category Loans*
Loan originations (in thousands)	$2,786,337	19.84%	$1,855,798	20.36%	$567,127	12.37%
Weighted average interest rate:
FRMs	7.58%		7.12%		7.43%
Hybrid/Adjustable-Rate Mortgages	7.71%		7.37%		7.75%
Margin	6.35%		6.30%		6.19%
Weighted average FICO scores	588		589		572

B+ and B Credit Category Loans
Loan origination (in thousands)	$693,977	4.94%	$587,189	6.44%	$370,762	8.09%
Weighted average interest rate:
FRMs	7.70%		7.50%		7.70%
Hybrid/Adjustable-Rate Mortgages	8.13%		7.87%		8.10%
Margin	6.55%		6.72%		6.45%
Weighted average FICO scores	563		565		565

C Credit Category Loans
Loan originations (in thousands)	$453,624	3.23%	$404,942	4.44%	$173,948	3.79%
Weighted average interest rate:
FRMs	8.34%		7.95%		8.12%
Hybrid/Adjustable-Rate Mortgages	8.57%		8.24%		8.61%
Margin	6.60%		6.93%		6.89%
Weighted average FICO scores	550		554		551

C- Credit Category Loans
Loan originations (in thousands)	$113,044	0.81%	$118,294	1.30%	$59,566	1.30%
Weighted average interest rate:
FRMs	9.83%		9.32%		9.58%
Hybrid/Adjustable-Rate Mortgages	9.81%		9.98%		9.82%
Margin	6.52%		6.98%		7.01%
Weighted average FICO scores	544		538		541

*	The characteristics of the borrowers within the grades assigned by us may differ from those of other lenders. Our AA and A+ grades, although referring to relatively higher quality borrowers within our grading methodology, would generally still be considered nonconforming loans, which carry greater default and delinquency risk than prime loans.

Loan Production by Borrowers’ Credit-Score

The following table sets forth information about our loan production based upon borrowers’ FICO scores obtained from one or more of the three principal credit bureaus:

	Year Ended December 31,
	2005			2004			2003
Weighted Average FICO Score	622			618			608

	(in thousands, except percentages)
> 800	$18,508	*	%	$7,713	*	%	$3,375	*	%
781 to 800	79,194	*		41,789	*		19,824	*
751 to 780	314,809	2.2		161,129	1.8		64,295	1.4
721 to 750	548,221	3.9		298,311	3.3		119,699	2.6
701 to 720	618,581	4.4		350,468	3.9		122,541	2.7
681 to 700	888,680	6.3		533,488	5.9		183,872	4.0
651 to 680	1,979,929	14.1		1,283,869	14.1		532,754	11.6
621 to 650	2,697,027	19.2		1,698,788	18.6		814,867	17.8
601 to 620	1,796,356	12.8		1,128,720	12.4		585,701	12.8
581 to 600	1,455,214	10.4		974,331	10.7		517,936	11.3
551 to 580	1,844,764	13.1		1,212,350	13.3		736,281	16.1
521 to 550	1,182,441	8.4		924,302	10.1		610,237	13.3
501 to 520	582,259	4.1		431,519	4.7		260,974	5.7
475 to 500	34,649	*		67,555	*		12,264	*

Total loan originations	$14,040,632	100%		$9,114,332	100%		$4,584,620	100%

*	Less than 1.0%

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

During the three years ended December 31, 2005, 2004 and 2003, our mortgage loan origination volume, as measured by principal balance, contained loans within the following LTV ranges:

	2005		2004		2003
LTV	Amount	Percentage of Loan Origination Volume	Amount	Percentage of Loan Origination Volume	Amount	Percentage of Loan Origination Volume
50% or less	$883,939	6.3%	$430,753	4.7%	$144,172	3.1%
50.01% to 60%	520,734	3.7	448,104	4.9	216,999	4.7
60.01% to 70%	1,175,195	8.4	1,189,271	13.0	603,773	13.2
70.01% to 75%	928,077	6.6	886,146	9.7	517,856	11.3
75.01% to 80%	1,292,238	9.2	2,185,130	24.0	920,571	20.1
80.01% to 85%	4,065,052	29.0	1,324,493	14.5	767,340	16.8
85.01% to 90%	1,939,303	13.8	1,740,310	19.1	1,107,543	24.2
90.01% to 95%	2,091,416	14.9	678,229	7.5	130,081	2.8
95.01% or more	1,144,678	8.1	231,896	2.6	176,285	3.8

Total mortgage loans	$14,040,632	100%	$9,114,332	100%	$4,584,620	100%

Mortgage Brokers. The broker’s role is to identify the potential borrower, obtain a completed loan application, gather necessary information and documents, submit the application requesting the interest rate and term of the loan, and serve as a liaison with the borrower through the lending process. We review and underwrite the applications submitted by the broker in accordance with our internal underwriting guidelines and then approve or deny the application. If the loan is approved, we approve the requested interest rate and terms or make a counteroffer. We fund the loan upon completion of the underwriting process and acceptance by the borrower.

Because mortgage brokers generally submit loan files to several prospective lenders simultaneously, consistent underwriting, competitive programs, price, quick response times and personal service are critical to producing loans successfully through independent mortgage brokers. To meet these requirements, we strive to provide a quick response to the loan application (generally within 24 hours). In addition, the loans are processed and underwritten in our regional offices where account executives, account managers and operations managers are available to answer questions, assist in the loan evaluation process and facilitate the ultimate funding of the loan.

We also purchase funded loans on an individual or “flow” basis from other mortgage lenders. We do not presently purchase loans from mortgage lenders on a bulk basis. Each mortgage loan purchased is underwritten to the same standards and by the same process as if we were originating the loan itself, prior to that loan being originated by the seller. Prior to purchasing a loan, we review an application for approval from each mortgage lender seeking to sell us a funded loan. We require each mortgage lender to enter into a purchase and sale agreement with customary representations and warranties regarding the loans the mortgage lender intends to sell to us.

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

Our Underwriting Guidelines. Our internal underwriting guidelines are established by our secondary marketing committee. Our secondary marketing committee meets regularly with our production and operations managers to review proposed changes to underwriting guidelines. If an individual loan application does not meet our formal written underwriting guidelines, but the underwriter believes both that the borrower has the ability and willingness to pay and that the property provides adequate collateral for the borrower’s obligations, our underwriters can make underwriting exceptions up to certain limits within our exception policies and formal approval authorities. All of our loan programs have tiered exception levels whereby approval of certain exceptions, such as LTV ratio exceptions, loan amount exceptions, and debt-to-income exceptions, are escalated to higher loan approval authority levels.

Our Underwriting Personnel. All of our loans are underwritten by our on-site underwriting personnel. We do not delegate underwriting authority to any broker or third party. We adhere to strict internal standards with respect to who has the authority to approve a loan. In the event that an underwriting exception is required for approval, only specifically designated personnel, dictated by the exception required, are authorized to make such exceptions. We regularly train our operations managers, who supervise our underwriters, on emerging trends in production. We believe that these managers and underwriters are highly qualified and experienced and are familiar with our underwriting guidelines.

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

Our guidelines are primarily intended to: (1) determine that the borrower has the ability to repay the mortgage loan in accordance with its terms and (2) determine that the related mortgaged property will provide sufficient value to recover our investment if the borrower defaults. Although we generally do not make adjustments to the credit category of any applicant, we may determine on a case-by-case basis that an applicant warrants an LTV ratio exception, a loan amount exception, a debt-to-income exception or another exception. We may allow such an exception if the application reflects certain factors such as a lower than the maximum allowable LTV ratio, a maximum of one 30-day late payment on all mortgage loans during the last 12 months, or a meaningful amount of liquid reserves. We may also grant an exception if the applicant places in escrow a down payment of at least 20% of the purchase price of the mortgaged property or if the new mortgage loan significantly reduces the applicant’s aggregate monthly payments. All of our loan programs have tiered exception levels whereby approval of exceptions is escalated to higher loan approval authority levels. We expect that a substantial number of the mortgage loans we originate will represent such underwriting exceptions.

We obtain credit scores in connection with mortgage loan applications to help assess a borrower’s creditworthiness. Credit scores are obtained from credit reports provided by Experian Information Solutions, Inc., Trans Union Corp. and Equifax, Inc., each of which may employ differing computer models and methodologies. The credit score is designed to assess a borrower’s credit history at a fixed point in time, using objective information currently on file for the borrower at a particular credit reporting organization. Information utilized to create a credit score may include, among other things, payment history, delinquencies on accounts, level of outstanding indebtedness, length of credit history, types of credit, and bankruptcy experience. Credit scores range from approximately 400 to 850, with higher scores generally indicating an individual with a more favorable credit history compared to an individual with a lower score. However, a credit score purports only to be a measurement of the relative degree of risk a borrower represents to a lender; that is, a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score. Moreover, credit scores were developed to indicate a level of default probability over the period of the next two years, which does not correspond to the life of a mortgage loan. Furthermore, credit scores were not developed specifically for use in connection with mortgage loans, but for consumer loans in general. Therefore, a credit score does not take into consideration the differences between mortgage loans and consumer loans generally or the specific characteristics of the related mortgage loan including, for example, the LTV or CLTV, the collateral for the mortgage loan, or the debt-to-income ratio. Our current core underwriting guidelines require a minimum credit score of 500, although a higher credit score is often required to qualify for the maximum LTV under each program. There can be no assurance that the credit scores of the mortgagors will be accurate predictors of the likelihood of repayment of the related mortgage loans.

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

Full income documentation. Our highest level of income documentation generally requires a stable, two-year history of income. A wage-earner may document income by any of the following: a verification of employment or a current pay stub reflecting year-to-date income and the borrower’s most recent Wage and Tax Statement, or W-2; the borrower’s two most recent IRS Form 1040s; or the borrower’s personal bank statements for the previous twelve months showing average monthly deposits sufficient to support the qualifying income. A self-employed borrower may document income with either the two most recent federal tax returns or bank statements for the previous two years. Loan originations made using full income documentation represented approximately 49.6%, 52.1% and 52.4% of our total loan originations, respectively, for the years ended December 31, 2005, 2004, and 2003.

Limited income documentation. This documentation level generally requires a twelve-month history of stable income, together with personal bank statements for the previous twelve months to support the borrower’s qualifying income. Loan originations made using limited income documentation represented approximately 2.3%, 4.1% and 5.7% of our total loan originations, respectively, for the years ended December 31, 2005, 2004, and 2003.

Stated income. The borrower’s income used to qualify for the loan is taken from the borrower’s signed application and compared to the borrower’s line of work or profession for reasonableness. Self-employed borrowers typically must provide satisfactory evidence of existence of the business and demonstrate a two-year history of employment in the same profession. For each stated income loan, we attempt to verify the source of the stated income. Loan originations made using stated income documentation represented approximately 48.1%, 43.8% and 41.9% of our total loan originations, respectively, for the years ended December 31, 2005, 2004, and 2003.

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

Loan Sales Process and Securitizations

Prior to our initial public offering, we sold the loans we originated on a whole-loan basis. During 2005 we securitized loans with principal balances of $5.1 billion and sold to third parties loans with principal balances of $7.0 billion.

Whole-Loan Sales

Our whole-loan sales process has been structured primarily around the sale of whole-loans to large institutions for cash. In order to hedge a portion of the risk of declining market values of funded loans on our balance sheet, from time to time we may enter into forward-sale commitments with whole-loan purchasers for a portion of our production. These contracts are arrangements that obligate us to sell a pre-specified quantity of loans in accordance with predetermined guidelines for cash and to deliver the loans on a monthly basis. This process helps us to mitigate interest rate risk by originating loans for which there is a liquid market.

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

For the year ended December 31, 2005, we sold approximately 66% of our loans to four customers, EMC Mortgage Corporation, Countrywide Securities Corporation, DLJ Mortgage Capital, Inc., and Friedman, Billings, Ramsey, Group, Inc., to whom we sold approximately 27%, 13%, 12%, and 14%, respectively. For the year ended December 31, 2004, we sold approximately 72% of our loans to two customers, Countrywide Securities Corporation and Bear Stearns, to whom we sold approximately 39% and 33%, respectively. For the year ended December 31, 2003, we sold approximately 89% of our loans to 11 customers, including CDC Mortgage Capital Inc. and Countrywide Securities Corporation to whom we sold approximately 20% and 14%, respectively.

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

We have structured the securitization of the loans that we retain in our loan portfolio as financings rather than sales of the underlying loans under accounting principles generally accepted in the United States, Generally Accepted Accounting Principles, or GAAP. Under these securitizations, the loans remain on our consolidated balance sheet as an asset and the securitization debt is a liability. Thus, we record interest income generated by the mortgage loans and recognize interest expense on the mortgage-backed securities over the life of the loan. The cash flow available to us will vary depending upon a number of factors, including the following:

Interest rate spread. A substantial portion of the net interest income generated by our securitized loans is based upon the spread between the weighted average interest earned on the mortgage loans and the interest payable to holders of the mortgage-backed securities collateralized by our loans. The income we receive from the securitizations structured as financings is subject to fluctuation from time to time. This is because, in the case of hybrid/adjustable-rate loans, the interest rate on the underlying mortgage loans is generally fixed for the first two or three years from origination, and fixed for the life of the loan in the case of fixed rate loans, while the holders of the applicable securities are generally paid based on a monthly adjustable LIBOR-based yield. Therefore, an increase in LIBOR reduces the net income we receive from, and the value of, these mortgage loans. In addition, the net interest income we receive from securitizations will be reduced according to the terms of the securitization documents if there are a significant amount of loan defaults or a large amount of loan prepayments, especially defaults on, or prepayments of, loans with interest rates that are high relative to the rest of the asset pool. We will attempt to mitigate at least a portion of this net interest margin variability by acquiring derivative financial instruments, such as interest rate caps, Eurodollar futures and interest rate swap agreements.

Over-collateralization. The rating agencies that rate the securities issued in our securitization transactions require that the securities have a particular level of over-collateralization in order to receive the desired rating level. We structured our first two securitizations following our initial public offering so that, instead of being released to us, all of the interest rate spread generated is applied to create over-collateralization, until the over-collateralization targets established by the applicable rating agencies are reached. We structured our subsequent two securitizations to fully fund the over-collateralization requirements upfront. In order to minimize the cash outlay in the latter two securitizations, we sold Net Interest Margin bonds, or NIM bonds, to cover the upfront cash requirements of creating over-collateralization at inception of the transaction. The NIM bonds are repaid from the interest rate spread prior to it being released to us. The required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies do not exceed defined levels. This could have the effect of reducing or even eliminating the net interest income payments distributed to us.

We record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, and do not recognize a gain or loss upon completion of the securitization for GAAP purposes.

We completed four securitizations of mortgage loans during 2005 through the sale of $5.1 billion of notes backed by a pool of fixed and adjustable rate, nonconforming mortgage loans secured by first liens on one-to-four family residential properties. The notes, which are characterized as debt for financial reporting purposes by ECC Capital, represent non-recourse obligations of trusts, which are special purpose entities consolidated by ECC Capital.

Loan Servicing

We currently outsource the servicing of all the loans we originate to third party servicers or sub-servicers. We currently utilize Option One Mortgage Corporation as our sub-servicer for loans held in our portfolio pending sale or transfer to a securitization. Loans included in the securitizations completed in 2005 are also being sub-serviced by Option One, and Countrywide Home Loan Servicing LP and CitiMortgage, Inc. act as the master servicers. These companies are experienced in servicing nonconforming mortgage loans and are highly rated by the various agencies (Moody’s Investor Services, Inc., Standard & Poor’s Rating Services, Fitch Ratings, Inc.)

that rate the capabilities of mortgage loan servicers. We may decide to contract with these same companies or others for future servicing arrangements or securitizations.

Additional Financial Information About Segments

Additional financial information regarding our business segments is set forth in “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Competition

We face intense competition in the business of originating, purchasing and selling mortgage loans. Our competitors in the nonconforming residential mortgage industry include consumer finance companies, mortgage banking companies, investment banks, commercial banks, credit unions, thrift institutions, credit card issuers, insurance companies and mortgage REITs. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers and increase the price we pay for purchased loans, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of these competitors significantly expand their activities in our markets, our operations could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect competition. During periods of rising rates, competitors that have locked in lower rates to potential borrowers may have a competitive advantage. During periods of declining rates, competitors may solicit customers in our servicing portfolio to refinance their loans.

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

Although we have systems and procedures designed to comply with these legal requirements, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to non-compliance with applicable laws and regulations.

We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations. We seek to incorporate these laws, rules and regulations into our technology tools, in order to eliminate, to the extent possible, human error as a source of non-compliance. In addition, we distribute user-friendly summaries of relevant laws, rules and regulations to all appropriate personnel and, as a matter of policy, we encourage responsibility for compliance throughout our organization, including our loan origination teams. Our compliance with laws, rules and regulations is reviewed not only by our own loan review employees and in-house legal staff, but by the warehouse lenders who finance our loans, the institutional loan purchasers that purchase our loans and the governmental agencies that regulate us.

Areas of Regulation

Regulatory and legal requirements are subject to change, making our compliance more difficult or expensive, or otherwise restricting our ability to conduct our business as it is now conducted. In particular, federal, state and local governments have become more active in the consumer protection area in recent years. For example, the federal Gramm-Leach-Bliley financial reform legislation imposes additional privacy obligations on us with respect to our applicants and borrowers. The Fair and Accurate Credit Transactions Act of 2003, enacted in December 2003, requires us to provide additional disclosures when we disapprove a loan application. Additional requirements will apply to our use of consumer reports and our furnishing of information to the consumer reporting agencies. Additionally, Congress and the Department of Housing and Urban Development have discussed an intent to reform RESPA. Several states have adopted privacy legislation. For example, California passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective July 1, 2004. If other states choose to follow California and adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase. Moreover, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to protect consumers from predatory lending. The impact of this legislation, should it be adopted in other states, may negatively affect the availability of credit to a broader segment of the borrowing population than the smaller group that the laws are aiming to protect.

Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the United States Federal Trade Commission, or FTC, the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies, primarily in the nonconforming lending industry, sometimes referred to as “predatory lending” practices. Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices. The Office of the Comptroller of the Currency, the regulator of national banks, issued a final regulation in 2004, which prescribed an explicit anti-predatory lending standard, which prohibits a national bank from making a loan based predominately on the foreclosure value of the borrower’s home, rather than the borrower’s repayment ability, including current and expected income, current obligations, employment status and relevant financial resources.

HOEPA identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the APR, exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the institutional loan purchasers of our loans as well. It is our policy to seek not to originate or purchase loans that are subject to HOEPA or state and local laws discussed in the following paragraph because the institutional loan purchasers of our loans and/or the warehouse lenders that provide financing for our loan origination operations do not want to purchase or finance such loans. On October 1, 2002, the APR and points and fees thresholds for determining loans subject to HOEPA were lowered, thereby expanding the scope of loans subject to HOEPA. We anticipate that we will continue to avoid originating or purchasing loans subject to HOEPA, and the lowering of the thresholds beyond which loans become subject to HOEPA may prevent us from originating certain loans and may cause us to reduce the APR or the points and fees on loans that we do originate. If we decide to relax our restrictions on loans subject to HOEPA because our institutional loan purchasers and/or our warehouse lenders relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with HOEPA and other applicable laws, including demands for indemnification or loan repurchases from our warehouse lenders and institutional loan purchasers, class action lawsuits and administrative enforcement actions.

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which generally are lower than under federal law. These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. Often, remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include our warehouse lenders, whole-loan buyers and securitization trusts, regardless of whether such assignee knew of or participated in the violation.

The continued enactment of these laws, rules and regulations may prevent us from originating certain loans and may cause us to reduce the interest rate or the points and fees on loans that we do originate. We may decide to originate a loan that is covered by one of these laws, rules or regulations only if, in our judgment, the loan is made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If we decide to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for nonconforming loans, making it difficult to fund or sell any of our loans. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures designed to ensure that we do not violate any aspect of these new requirements.

A substantial portion of our mortgage loans are originated through independent mortgage brokers. Mortgage brokers provide valuable services in the loan origination process and are compensated for their services by receiving fees on loans. Brokers may be paid by the borrower, the lender or both. If a borrower cannot or does not want to pay the mortgage broker’s fees directly, the loan can be structured so that the mortgage broker’s fees are paid from the proceeds of the loan, or the loan can provide for a higher interest rate or higher fees to the lender. The increased value of a loan with a higher interest rate enables the lender to pay all or a portion of the broker’s compensation. This form of compensation is often referred to as a “yield spread premium.” Regardless of its label or method of calculation, the payment is intended to compensate the broker for the services actually performed and the goods and facilities actually provided. Competitive forces currently demand that we pay mortgage brokers yield spread premiums and other forms of compensation on many of the loans we originate.

RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and the goods and facilities actually provided unrelated to the referral. In the past, several lawsuits have been filed against mortgage lenders alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits generally have been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp., which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp. in which the court found the yield spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts that have considered the issue have aligned with the Department of Housing and Urban Development policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result. Although we believe that our broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require us to change our broker compensation practices. Such a change may have a material adverse effect on us and the entire mortgage lending industry.

Compliance, Quality Control and Quality Assurance

We maintain a variety of quality control procedures designed to detect compliance errors prior to funding. We have a stated anti-predatory lending policy, which is communicated to all employees at regular training sessions. In addition, we subject a statistical sampling of our loans to post-funding quality assurance reviews and analysis. We track the results of the quality assurance reviews and report them back to the responsible origination units. Our loans and practices are reviewed regularly in connection with the due diligence that our loan buyers and lenders perform. State regulators also review our practices and loan files and report the results back to us.

Privacy

The federal Gramm-Leach-Bliley Act obligates us to safeguard the information we maintain on our borrowers. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective on July 1, 2004. Regulations have been enacted and/or proposed by several agencies and states that may affect our obligations to safeguard information. If other states or federal agencies adopt additional privacy legislation, our compliance costs could substantially increase.

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

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by three percent for senior liens and five percent for second liens. The expanded reporting requirements took effect in 2004 for reports filed in 2005 and remain in place today. We anticipate that a number of our loans will be subject to the expanded reporting requirements.

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

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

The FCC and the FTC adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. Several states have also adopted similar laws, with which we believe we also comply.

Licensing Status

As of December 31, 2005, ECC Capital was licensed, or exempt from licensing, to table fund first mortgage loans in 48 states and the District of Columbia and to table fund subordinate mortgage loans in 47 states and the District of Columbia.

Encore Credit and Bravo Credit were licensed, or exempt from licensing, to originate first mortgage loans in all 50 states and the District of Columbia and were licensed, or exempt from licensing, to originate subordinate mortgage loans in 49 states and the District of Columbia.

Encore Credit is currently not licensed to originate subordinate mortgage loans in Ohio. Encore Credit may broker first and subordinate mortgage loans in 49 states and the District of Columbia. Encore Credit is currently not licensed to broker any mortgage loans in the State of Montana.

Employees

At December 31, 2005, we employed approximately 1,667 persons, including 426 loan officers and loan production account executives. We believe we have satisfactory relations with our employees, none of whom are represented by unions. On January 6, 2006, we announced a cost savings initiative that included a reduction in our work force, after which we employed approximately 1,227 persons, including 318 loan officers and loan production account executives. On April 11, 2006, we announced an additional reduction in workforce of approximately 170 employees.

Available Information

We make available, free of charge, on the Investor Relations section of our Web site (www.ecccapital.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports and any amendments to those reports as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the SEC.

Item 1A.	Risk Factors

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

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this annual report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results and cash flows.

Risks Related to Our Business Activities

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

Our primary sources of cash consist of:

•	borrowings, including under our warehouse facilities;

•	our net interest income;

•	the proceeds from the sale of our loans; and

•	net proceeds from the sale of our securities.

Pending the sale or securitization of a pool of mortgage loans, we originate mortgage loans that we finance through borrowings from our warehouse facilities. It is possible that our warehouse lenders could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans. In addition, if the regulatory capital requirements imposed on our lenders change, our lenders may be required to increase significantly the cost of the lines of credit that they provide to us.

As of December 31, 2005, we financed substantially all of our loan originations through warehouse facilities. Each of these facilities may be terminated by the lender upon an event of default, subject in some cases to cure periods. As of December 31, 2005, the aggregate balance outstanding under these facilities was approximately $2.7 billion. The warehouse facilities mature between April 2006 and November 2006. If we are not able to renew any of these warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may not be able to originate new loans or continue to fund our operations, which would have a material adverse effect on our business, financial condition, liquidity and results of operations. We determined that we were not in compliance with certain of these financial covenants (primarily profitability covenants) and we received waivers concerning the non-compliance with these covenants from the applicable lenders. If we fail to comply with financial covenants in any of our warehouse facilities in the future and are not able to cure the non-compliance or obtain the necessary waiver, these facilities may be terminated by the lender.

We generally fund less than 100% of a loan balance with warehouse debt, requiring us to invest cash to the extent the originated balance is not funded by the warehouse facility. This funding shortfall ranges from 0% to 2% on newly originated loans. The longer loans remain funded by a warehouse facility the more our warehouse lenders require us to advance against the loans. In addition, our warehouse lenders may require us to have on deposit a cash margin against funded loans based upon the loan’s estimated market value.

The market for any senior or subordinate securities we issue through securitizations could become temporarily illiquid or trade at steep discounts, thereby reducing the cash flow we receive over time from our loans subject to the securities. In addition, our operating cash flow could be reduced if we sell more loans at a discount than at a premium or at lower premiums. Cash flows from principal repayments could be reduced should prepayments slow or should credit quality trends deteriorate (in the latter case since, for certain of our assets, credit tests must be met for us to receive cash flows).

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

We face intense competition from finance and mortgage banking companies, other mortgage REITs and other Internet-based lending companies where entry barriers are relatively low. In addition, certain government-sponsored entities, such as the Federal National Mortgage Association or Fannie Mae and the Federal Home Mortgage Corporation or Freddie Mac, are also expanding their participation in the nonconforming residential mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including nonconforming loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase nonconforming loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the nonconforming residential mortgage industry.

The intense competition in the nonconforming residential mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could have a material adverse effect on our results of operations, financial condition and business prospects.

Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. In fact, we have recently experienced significant price competition from other industry participants. Price competition could cause us to lower the interest rates that we charge borrowers, which could lower the value of our loans for either sale or our portfolio. If our competitors in the nonconforming residential mortgage market adopt less stringent underwriting standards, we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and have a material adverse effect on our business, financial condition, liquidity and results of operations.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could adversely impact our earnings.

When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our whole-loan sale agreements require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser or make a misrepresentation during the mortgage loan origination process. In the case of securitized loans, we may be required to replace them with substitute loans or cash. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the broker. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. Even if we are able to resell the repurchased loans, repurchased loans are typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could negatively affect our cash flow and results of operations.

If we do not maintain the appropriate state licenses we will not be allowed to originate and purchase mortgage loans in some states, which would adversely affect our operations.

State mortgage finance licensing laws vary considerably. Most states and the District of Columbia require a license in order to originate first and/or subordinate residential mortgage loans. In most of these states, the required license covers both first mortgage and subordinate mortgage loans. In some states, a separate license or additional license is needed to originate subordinate mortgage loans. In some of the states that require a license to originate residential mortgage loans, a license is also required to purchase closed mortgage loans. If we are unable to obtain and maintain the appropriate state licenses, our operations may be adversely affected.

The residential mortgage origination business is a cyclical industry and has recently entered a period of declining origination volume, which could adversely impact our business.

The residential mortgage origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. During periods of rising interest rates, refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. We expect the currently occurring rise in interest rates to result in a decreased volume of originations in the foreseeable future. Our results of operations may be materially adversely affected if interest rates rise.

Declining real estate values could harm our operations.

We believe the risks associated with our business will be more acute during periods of declining real estate values. While periods of rapidly increasing real estate values can increase the level of new mortgage loan originations as borrowers use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings, declining real estate values can reduce our level of mortgage loan originations. Furthermore, declining real estate values will likely reduce our volume of cash-out refinancings and debt consolidation loans as the level of home equity available to secure such loans will be reduced. For the year ended December 31, 2005, approximately 72% of our loan originations were cash-out refinancings and debt consolidation loans. In addition, declining real estate values significantly increase the likelihood that we will incur increased payment delinquencies, foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our mortgage loan portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

Adverse changes in the securitization and whole-loan markets could harm our financial performance.

In order for us to continue originating mortgage loans, we must be able to sell or securitize the loans we originate in the securitization and whole-loan markets on an ongoing basis. We use the cash proceeds from these sales to pay down warehouse facilities and originate new mortgage loans. The value of the mortgage loans we originate depends on a number of factors, including general economic conditions, interest rates and governmental regulations. In addition, we rely on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase bonds issued in securitization transactions and mortgage loans in the whole-loan market. We cannot be sure that we can sell or securitize our mortgage loans on at least a quarterly basis. Adverse changes in the securitization and whole-loan markets may affect our ability to securitize or sell our mortgage loans for acceptable prices within a reasonable period of time, which would negatively affect our earnings.

The use of securitizations with credit enhancement requirements may have a negative impact on our cash flow and could adversely impact our business.

In connection with our securitizations, we generally provide credit enhancement designed to improve the price at which we sell the securities. We may provide this credit enhancement by providing over-collateralization, paying for financial guaranty insurance policies for the loans, or both. If we use over-collateralization, we will either be required to use cash to fund the over-collateralization amount up front or we may fund the over-collateralization amount through the net interest spread, which would result in us not receiving cash flows from the transaction until the over-collateralization balance reaches certain predefined levels. If we use financial guaranty insurance policies and the expense of these insurance policies increases or the policy insurers are unable to pay claims presented by us, the net interest income we receive will be reduced. While we plan to use credit enhancement features in the future, we cannot assure you that these features will be available at costs that would allow us to achieve the desired level of net interest income from the securitizations of our mortgage loans that we anticipate being able to achieve. In addition, if the performance of our loans pledged to collateralize the securities were worse than certain parameters defined in the securitization documents, then the net interest income we otherwise would have received would be held to build up over-collateralization reserves to provide additional credit enhancements for the senior securities still outstanding at that time.

Our securitizations may restrict our cash flow if loan delinquencies or losses exceed certain levels. The terms of securitizations generally provide that, if certain delinquencies and/or losses exceed specified levels, the required level of additional collateral provided as a credit enhancement for the benefit of the investors, or over-collateralization, may be increased or may be prevented from being released as would otherwise be permitted if losses and/or delinquencies did not exceed those levels. An increase in the level of over-collateralization required may restrict our ability to receive cash from net interest income from securitization transactions and could adversely impact our business.

Our inability to realize cash proceeds from loan sales in excess of the loan acquisition cost could adversely affect our financial position and business.

We sell our loans through Encore Credit, our TRS. The net cash proceeds received from loan sales consist of the premiums received on sales of loans in excess of the outstanding principal balance, minus the discounts on loans sold for less than the outstanding principal balance. The proceeds received on loan sales depend in part on demand for consumer credit. Economic slowdowns or recessions may be accompanied by decreased real estate values and an increased rate of delinquencies, defaults and foreclosures. Potential purchasers might reduce the premiums they pay for the loans during these periods to compensate for any increased risks. Any sustained decline in demand for loans or increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of future loan sales such that it falls below the cost to originate loans. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, our results of operations, financial condition, liquidity and business prospects could be materially adversely affected.

The limited specific loan performance data on the loans we have originated and sold previously makes it difficult to predict the performance of loans we retain and any revenues from future securitizations.

Prior to 2005, we sold substantially all of the loans that we originated on a whole-loan basis, and, until recently, we did not receive loan performance data on these loans from the servicers. As a result, we have limited default, delinquency, loss, and prepayment experience on these loans. Consequently, the historical delinquency, bankruptcy, foreclosure, default or prepayment experience that may be referred to for purposes of estimating future default, delinquency, loss and prepayment experience of our originated loans may not be representative of actual performance. In view of the limited historical loan performance data available to us, it is extremely difficult to validate our loss or prepayment assumptions used to calculate assumed net interest income in future securitizations of our loans, which could cause us to receive less favorable pricing terms on the mortgage-backed securities we issue than more seasoned issuers with a proven performance record receive. Differences between our assumptions and actual performance may have a material adverse effect on the pricing, interest rates and over-collateralization levels of our mortgage-backed securities and could have a material adverse effect on the timing and receipt of our future revenues, the value of the residual interests held on our balance sheet and our cash flow.

We depend on a limited number of purchasers of our loans, and the inability or unwillingness of these purchasers to purchase our loans could have a material adverse impact on our financial position and business.

Our ability to continue to originate and purchase loans depends, in part, upon our ability to securitize and sell loans in the whole-loan market in order to generate cash proceeds for new originations and purchases. For the year ended December 31, 2005, we sold approximately 66% of our loans to four customers, EMC Mortgage Corporation, Countrywide Securities Corporation, DLJ Mortgage Capital, Inc., and Friedman, Billings, Ramsey & Co., Inc., to whom we sold approximately 27%, 13%, 12%, and 14%, respectively. For the year ended December 31, 2004, we sold approximately 72% of our loans to two customers, Countrywide Securities Corporation and Bear Stearns, to whom we sold approximately 39% and 33%, respectively. If these purchasers become unable or unwilling to purchase our loans and we are not able to find alternative purchasers, this could have a material adverse effect on our ability to fund future originations and purchases, which could have a material adverse effect on our results of operations, financial condition, liquidity and business prospects.

In a period of rising interest rates, our earnings may decrease.

We expect our primary interest rate exposure to relate to our mortgage loans, mortgage-backed securities and variable-rate debt, as well as the exchange of a fixed amount per payment period for a payment that is not fixed, or interest rate swaps, and option contracts which put an upper limit on a floating exchange rate, or caps, that we utilize for risk management purposes. Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also can affect our ability to originate or acquire mortgage loans or mortgage-backed securities, the value of our assets and our ability to realize gains from the sale of such assets. In a period of rising interest rates, our interest expense could increase while the interest we earn on our assets might not change as rapidly due to our strategy of funding hybrid/adjustable-rate or fixed-rate assets with floating-rate liabilities. In addition, while the interest we earn on the hybrid/adjustable rate loans we hold for investment is often capped at predetermined maximums, the rate payable on liabilities such as the notes issued in our securitization transactions may be uncapped. These changes would adversely affect our profitability.

Although interest rates have been low over the past few years, the federal funds rate has risen 15 times or 375 basis points during the past two years. The corresponding increase in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking subordinate mortgages. This may decrease the number of mortgages available to be originated or acquired by our mortgage operations, which could adversely affect our operating results. In addition, borrowers with adjustable rate loans may experience “payment shock” when their initial fixed payment adjusts upwards to reflect the increased interest rate, which may result in the borrowers’ income being unable to support the monthly payment and potentially leading to increased defaults.

We originate a significant amount of our mortgage loans in California, Illinois, Florida and New York, and our operations could be harmed by economic downturns or natural disasters in these states.

During the year ended December 31, 2005, we originated approximately 46%, 9%, 8% and 6% of our mortgage loans in California, Illinois, Florida and New York, respectively. Declines in the economy generally or residential real estate markets in any of these states may reduce the demand for mortgage loans or increase losses in the event of foreclosure, either of which would hurt our earnings.

The occurrence of a natural disaster may cause a sudden decrease in the value of real estate in any of these states and would likely reduce the value of the properties collateralizing the mortgage loans we made. Historically, California has been vulnerable to earthquakes, erosion-caused mudslides and wildfires, and Florida has been vulnerable to tropical storms, hurricanes and tornadoes. Since such natural disasters are not typically covered by the standard hazard insurance policies maintained by many borrowers, the borrowers have to pay for repairs due to such disasters. If the property is damaged, uninsured borrowers may not repair the property or may stop paying their mortgage loans. This would cause the number of foreclosures to increase and decrease our ability to recover losses on properties affected by the disasters. In addition, California has been the focal point for class action and “private attorney general” litigation against nonconforming residential mortgage lenders over the past few years. The litigation typically has been brought under the California Unfair Competition Law, a statute creating liability for “unfair” business practices even if those practices are not otherwise unlawful.

New legislative restrictions impacting telemarketing activities may harm our ability to market our loan products.

Federal and state laws regulate telemarketing practices, and may adversely impact our business. Enacted in 1991 and 1994, the Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act, respectively, are designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly due to new technologies that make it easier to target potential customers while at the same time making it more cost effective to do so. The Federal Communications Commission, or FCC, and the United States Federal Trade Commission, or FTC, have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. During the same time, many states have also adopted similar laws, with which we believe we also comply at this time. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

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

We have grown from 355 employees at December 31, 2002 to 1,667 employees at December 31, 2005, or an increase of more than 370% in staffing in three years. This rapid increase in staffing places constraints on our ability to find and retain qualified employees, train our new employees to use our technology-based process and integrate them into our culture. The failure to manage growth effectively would significantly impair our ability to grow and could have a material adverse effect on our business, financial condition, liquidity and results of operations. Since we originated our first mortgage loan in March 2002, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure.

On January 6, 2006, we announced a cost savings initiative that included a reduction from seven regional processing centers down to three. In addition, 440 employees or approximately 26% of our workforce was terminated, including 108 loan officers. Beginning in the second quarter, our retail operations will be conducted solely out of Irvine. On April 11, 2006, we announced an additional reduction in workforce of approximately 170 employees.

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

The nonconforming mortgage loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we retain or are required to repurchase.

The nonconforming mortgage loans we originate generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans at the time we originate them. In whole-loan sales, our risk of delinquency typically only extends to the first or second payment due to the purchaser of the loan, but when we securitize we continue to bear some exposure to delinquencies and losses through our residual interests and the loans underlying our on-balance sheet securitization transactions. We will need to establish allowances based on our anticipated delinquencies and losses. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate loss allowances, our business, financial condition, liquidity and results of operations could be harmed.

Our adjustable rate mortgage products expose us to greater credit risk.

For the year ended December 31, 2005, originations of adjustable rate mortgages or ARM loans totaled $11.5 billion, or 85% of our total originations. Since the payment is subject to adjustment at some future point in time, if interest rates increase, the borrower’s income may not be able to support the monthly payment on the loan when the formerly fixed payment adjusts upward to reflect the increased interest rate. This may lead to increased default rates. In addition, already one rating agency (Standard & Poor’s) has required greater credit enhancements for securitization pools that are backed by ARMs.

Our interest-only loans may have a higher risk of default than our fully-amortizing loans.

For the year ended December 31, 2005, originations of interest-only loans totaled $3.6 billion, or 26% of total originations. These interest-only loans require the borrowers to make monthly payments only of accrued interest for the first 24, 36 or 120 months following origination. After such interest-only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. If the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related loans would be greater than otherwise would be the case for a fully-amortizing loan, increasing the risk of loss on these loans.

Our internal underwriting standards may not provide adequate protection against the risks inherent in nonconforming residential mortgage loans and as a result, our cash flows, results of operations, financial condition and liquidity, including any net interest income from securitizations, could be materially harmed.

A substantial portion of the loans we originate are underwritten generally in accordance with our underwriting guidelines that are intended to provide for nonconforming residential mortgages. The mortgage industry often refers to mortgage loans that are eligible for sale to government-sponsored entities, such as Fannie Mae and Freddie Mac, under both size and credit characteristics, as conforming or prime loans, while those mortgage loans that do not satisfy the credit, documentation or other underwriting standards prescribed by those government sponsored entities are often referred to as nonconforming loans. Accordingly, mortgage loans underwritten under our underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than mortgage loans originated in accordance with Fannie Mae or Freddie Mac underwriting guidelines. We cannot be certain that our underwriting criteria will afford adequate protection against the higher risks associated with loans made to such borrowers. If we are unable to mitigate these risks, our cash flows, results of operations, financial condition and liquidity, including any net interest income from securitizations, could be materially harmed.

We may change our investment strategy without your consent, which may result in our investing in riskier investments than our currently planned investments.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described under the caption “Business” in Item 1, Part I of this annual report. A change in our investment strategy may increase our exposure to, among other things, credit risk, interest rate risk and real estate market fluctuations.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Currently, we use primarily Eurodollar futures contracts to manage interest rate risk on loans held-for-sale and interest rate cap agreements and interest rate swap agreements to manage interest rate risk on loans held-for-investment; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. Any significant decrease in interest rates could result in a significant margin call on our Eurodollar positions, which would require us to provide the counterparty with additional cash collateral. Any such margin call could harm our liquidity, results of operations, financial condition and business prospects.

We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses, and such losses could harm our results of operations, financial condition and business prospects.

New legislation and regulations directed at curbing predatory lending practices could restrict our ability to originate, purchase or price nonconforming residential mortgage loans, which could adversely impact our earnings.

HOEPA identifies a category of residential mortgage loans and subjects such loans to restrictions not applicable to other residential mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the interest rate, exceed specified levels. Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans that exceed certain cost parameters. These state and local laws generally have lower thresholds and broader prohibitions than under the federal law. The restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and originating loans without a reasonable expectation that the borrowers will be able to repay the loans without regard to the value of the mortgaged property. At this time we believe we are adhering to all city, county, state and federal restrictions. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, would extend not only to us, but to assignees, which may include our warehouse lenders, whole-loan buyers and securitization trusts, regardless of whether such assignee knew of or participated in the violation.

It is our policy not to originate or purchase loans that are subject to HOEPA or are defined by state and local laws as being predatory or high-cost, because the institutional purchasers of our loans and/or the warehouse lenders that provide financing for our loan origination operations do not wish to purchase or finance such loans. Rating agencies often refuse to rate any securitization including loans subject to these laws or may rate such transactions based on higher over-collateralization levels. If we miscalculate the numerical thresholds regulated by these loans, we may mistakenly originate or purchase such loans and bear the related marketplace and legal risks. The thresholds below which we try to originate loans may create artificial barriers to production and may limit the price at which we can offer loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. Prior to our initial public offering, we ceased doing business for a period of time in Georgia, New Jersey and certain cities within Ohio because we believed compliance with these requirements could not be assured at a reasonable cost with the degree of certainty that we required, and we may cease doing business in additional jurisdictions in the future where we, or our counterparties, make similar determinations with respect to anti-predatory lending laws.

We may decide to make a loan that is covered by one of these laws, rules or regulations if, in our judgment, the loan is made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If we decide to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. Any of the foregoing could materially harm our business, financial condition and results of operations.

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

The United States Congress has recently considered legislation, such as the Ney-Kanjorski Responsible Lending Act introduced in 2005, which, among other provisions, would limit fees that a lender is permitted to charge, including prepayment fees, restrict the terms lenders are permitted to include in their loan agreements and increase the amount of disclosure required to be given to potential borrowers. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are continually evaluating the potential impact of these initiatives, if enacted, on our lending practices and operations. As a consequence of these and other initiatives, we are unable to predict whether federal, state, or local authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or the possible imposition of fines. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in California, Illinois, Florida, Massachusetts, New Jersey, or New York, or any other state where we originate a significant portion of our mortgage loans.

We are also seeing an evolution in the regulatory use of alternative means to impact the behavior of mortgage lenders as evidenced by the settlement announced in January 2006, between the retail subsidiaries of ACC Capital Holdings Corporation and 49 State Attorney’s General and the District of Columbia. It is plausible that the entire mortgage lending industry may be subject to additional evolving standards of conduct addressing the broad category of ethical behavior by way of state unfair and deceptive trade practices, which may increase our cost of production and subject us to additional regulatory oversight.

Certain state laws restrict or prohibit the imposition of prepayment fees on mortgage loans.

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

Certain state laws restrict or prohibit the imposition of prepayment fees on mortgage loans. These restrictions prohibit us from charging any prepayment fee on first or subordinate mortgages in several states, and restrict the amount or duration of prepayment fees that we may impose in several states, as well. State laws regulating prepayment fees vary widely from state to state. Generally speaking, these laws fall into the following four categories: (a) prohibiting prepayment fees for all mortgage loans or certain mortgage loans; (b) authorizing prepayment fees subject to certain conditions, such as the creditor being licensed for certain loans, or pursuant to a certain formula for a certain period of time; (c) prohibiting or restricting prepayment fees for mortgage loans covered under the state’s anti-predatory lending law, but not for other mortgage loans; and (d) including prepayment fees in the calculation of points and fees for purposes of determining whether a loan is covered by an anti-predatory lending law.

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

Authorized Prepayment Fees Subject to Certain Restrictions

California’s Civil Code is an example of a law of general applicability that authorizes fees subject to certain conditions. The Civil Code permits most lenders to contract for a prepayment fee within the first five years of the loan’s repayment as long as the transaction is not subject to the provision of the state’s “covered loan” statute (in which case the “covered loan” must not include a prepayment penalty after the first 36 months). A prepayment fee may be imposed on any amount prepaid in any twelve month period in excess of 20% of the original principal amount of the loan, which charge must not exceed an amount equal to the payment of six months’ advance interest on the amount prepaid in excess of 20% of the original principal amount.

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

This may place us at a competitive disadvantage relative to financial institutions such as national banks and federally-chartered thrifts that will continue to enjoy federal preemption of such state restrictions. Such institutions generally may be able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and fee structures that are more attractive than the interest rate and fee structures that we are able to offer.

Our business could be harmed if courts in other jurisdictions take a course similar to that of the Appellate Court of Illinois by determining that certain federal laws do not preempt certain state statutes, which could expose us to litigation for fees charged in connection with loans we originated in their jurisdiction.

On March 31, 2004, the Appellate Court of Illinois held, contrary to the understanding of many in the industry, that Section 501(a) of the Depository Institutions Deregulation and Monetary Control Act, or DIDMCA, does not preempt the limitations on loan-related charges and fees contained in Section 4.1a of the Illinois Interest Act. If the Illinois Supreme Court had not overturned the Appellate Court’s decision, we might have reduced our operations in Illinois to reduce our exposure to litigation concerning fees we charged in connection with Illinois loans. Any such litigation, if decided against us, could have had a material adverse effect on our business, results of operations and financial condition. If courts in other jurisdictions follow the Appellate Court of Illinois, we could be exposed to similar litigation in those jurisdictions, which may cause us to limit our operations in those locations.

The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

Because we may originate and purchase mortgage loans in all 50 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict nonconforming loan origination activities in those cities and counties. State and local governmental authorities have focused on the lending practices of companies in the nonconforming mortgage lending industry, sometimes seeking to impose sanctions for practices such as charging excessive fees, imposing interest rates higher than warranted by the credit risk of the borrower, failing to adequately disclose the material terms of loans and abusive servicing and collection practices. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify and to accurately interpret applicable laws and regulations and to employ properly our policies, procedures and systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with this regulatory regimen can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of lending licenses or approved status required for continued lending and servicing operations;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	legal defenses causing delay and expense;

•	adverse effects on the servicer’s ability to enforce loans;

•	the borrower having the right to rescind, void, or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans;

•	loss of the ability to obtain ratings on our securitizations by rating agencies; or

•	inability to obtain credit to fund our operations.

Although we have systems and procedures directed to compliance with these legal requirements and believe that we are in material compliance with all applicable federal, state and local statutes, rules and regulations, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations. Furthermore, judicial resolution of regulatory issues related to our industry, even where we are not involved directly, could impose additional regulations or standards upon us that may materially increase our costs of doing business or restrict our ability to conduct our business as we currently operate.

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

Substantially all of our originations of mortgage loans comes from independent brokers in our wholesale operation. In 2005, 50 brokers originated approximately 24% of our mortgage loans. The brokers with whom we associate are not contractually obligated to do business with us. Further, our competitors also have relationships with the same brokers with whom we associate and actively compete with us in our efforts to obtain loans from these brokers and to expand our broker network. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker network, the failure of which could negatively affect the volume and pricing of our loans, which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

If our servicers fail to adequately service the loans we originate and sell, this could negatively affect our business, financial condition, liquidity and results of operations.

We currently outsource the servicing of all the loans we originate. For the loans we originate and hold for sale and loans we securitize, we enter into servicing agreements with a third party. If a servicer were to terminate the agreement or refuse or be unable to provide the necessary service, our choices for a new servicer may be limited and we may not be able to identify another servicer at the same cost or at all. With respect to the loans we securitize, if we are unable to engage another servicer, in addition to providing the servicing of the loans, we may be obligated to make advances for delinquent payments and other servicing-related costs may be increased, which could have a negative effect on our results of operations and financial condition.

Poor servicing and collections for which we are reliant on third-party servicers or a transfer of servicing could adversely affect the amount or value of the cash flow received from our securitized portfolio, the value of our residual interests, our ability to sell or securitize loans and increase the likelihood that repurchase obligations are triggered, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information, and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the actual value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation. Entities making misrepresentations are often difficult to locate, and it is often difficult to collect any monetary losses we have suffered from them. We cannot assure you that we have detected or will detect all misrepresented information in our loan originations.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. For example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. In the past, the United States Department of Justice has sought to hold a mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage broker customers.

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

In many states, unless waived, certain officers, directors and/or securityholders of a license applicant are required to provide certain personal background and/or financial disclosures. In some states, unless waived, certain officers, directors or securityholders of a license applicant are required to submit fingerprint cards for processing by law enforcement agencies. Failure to submit the required personal background or financial disclosures or fingerprint cards could lead to the denial of a license application. We have made the required submissions, in connection with applying for the state licenses required for us to originate, purchase, and/or table fund mortgage loans, in all states except for New York. As new officers or directors are appointed, or as additional investors acquire the requisite shares of stock, the background or financial disclosures or fingerprint card submissions may need to be filed in some states, which may be done as part of the license renewal process in some of these states. Failure to submit required background, financial disclosures, or fingerprint cards could lead to a fine or license suspension or revocation.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use and security of customer information.

The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other nonpublic information provided to us by applicants and borrowers. To date, thirty states have either enacted or are considering enacting even more stringent privacy or customer-information-security breach legislation. Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

The inability to attract and retain qualified employees could significantly harm our business.

We depend on our account executives to attract borrowers by, among other things, developing relationships with other financial institutions, mortgage companies, real estate agents and brokers, and others. These relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives and loan officers at manageable costs, it could harm our business, financial condition, and results of operations. We must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes to remain competitive and any failure to do so could result in a material adverse effect on our business.

Our mortgage loan origination business is currently dependent upon our ability to interface effectively with our brokers, borrowers and other third parties and to process loan applications and closings efficiently. The origination process is becoming more dependent upon technological advancement, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Maintaining and improving this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to develop fully these technological capabilities to remain competitive and any failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Organization and Structure

Our charter prohibits certain entities from owning our shares, which might reduce the demand for our shares by limiting the potential purchasers of our shares.

If certain types of entities hold our shares, then a tax will be imposed on us if we hold a residual interest in a real estate mortgage investment conduit, or REMIC, and, although the law on the matter is unclear, a tax might be imposed on us if we hold an interest in a taxable mortgage pool. To prevent us from being required to pay this tax in that event, our charter prohibits our shares from being held by the entities that might cause this tax to be imposed on us. These entities include: the United States; any state or political subdivision thereof; any foreign government; any international organization; any agency or instrumentality of any of the foregoing; any other tax-exempt organization, other than a farmer’s cooperative described in section 521 of the Internal Revenue Code of 1986 (the “Code”), as amended, that is both exempt from income taxation and exempt from taxation under the unrelated business taxable income provisions of the Code; and any rural electrical or telephone cooperative.

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

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

•	There are ownership limits and restrictions on transferability in our charter. Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 5.6% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock and no more than 5.6% in value of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from these ownership limits. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose actual or constructive ownership, of in excess of 5.6% of the value of the outstanding shares of our capital stock could jeopardize our status as a REIT. Steven G. Holder and Shabi S. Asghar, together with each of their respective affiliates, will each be permitted to own up to 19.58% and 12.92%, respectively, of our common stock. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. These ownership limits may delay or impede a transaction or a change of control that might be in the best interest of our stockholders.

•	Our charter permits our board of directors to issue common stock or preferred stock, without any action by our stockholders, with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to issue up to 200,000,000 shares of common stock and up to 20,000,000 shares of preferred stock. In addition, our board of directors may classify or reclassify unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of the classified shares. As a result, our board of directors could authorize the issuance of common stock or preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

•	Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contain other provisions that may have the effect of delaying, deterring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then prevailing market price.

•	Removal of Directors. Under our charter, subject to the rights of one or more future classes or series of preferred stock to elect or remove one or more directors, a director may be removed only for cause and then only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.

•	Stockholder-Requested Special Meetings. Our bylaws provide that our stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting.

•	Number of Directors, Board Vacancies, Term of Office. Our charter and bylaws provide a majority of the entire board of directors with the right to determine the number of directors; however, the number of directors may not be fewer than one, as required by Maryland law, or more than fifteen. Vacancies on the board may be filled by a majority of the remaining directors, whether or not constituting a quorum. In addition, a vacancy on the board of directors resulting from the removal of a director may also be filled by the stockholders. We have provided in our charter that, once we have a class of equity securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have at least three independent directors, the board of directors has the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill all vacancies on the board of directors, including those resulting from the removal of a director or an increase in the number of directors, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy shall hold office until the next annual meeting of stockholders and until his or her successor is elected and qualifies.

•	Advance Notice Provisions for Stockholder Nominations and Proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of individuals for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

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

Maryland law permits us to include in our charter a provision limiting the liability of our directors and officers to us and our stockholders for monetary damages, except for liability resulting from (a) actual receipt of an improper benefit or profit in money, property or services, or (b) active and deliberate dishonesty established by final judgment and which is material to the cause of action. Our charter contains a provision that eliminates directors and officers’ liability to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exemption, we must maintain at least 55% of our assets directly in mortgages, qualifying pass-through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act. If the Securities and Exchange Commission, or SEC, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption, we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, we will need to restructure our business to qualify for exemption from registration or register as an investment company under the Investment Company Act. If we are required to register as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.

Messrs. Holder and Asghar, together with their respective affiliates, own in the aggregate approximately 29% of our outstanding common stock and there may be circumstances under which the interests of Messrs. Holder and Asghar and the interests of the holders of the remainder of our common stock will not be aligned.

Messrs. Holder and Asghar, together with their respective affiliates, own in the aggregate approximately 29% of our outstanding common stock. This may enable them to exercise substantial influence over the management of our company and on the outcome of any matters submitted to a vote of our stockholders. Circumstances may arise in which the interests of Messrs. Holder and Asghar could be in conflict with the interests of our stockholders. The concentration of ownership of our company may have the effect of delaying, deferring or preventing a change of control of our company, may discourage bids for our stock at a premium over the market price and may have a material adverse effect on the market price of our common stock.

Risks Related to Our Qualification and Operation as a REIT

Our failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.

We currently operate in a manner that is intended to enable us to qualify as a REIT for federal income tax purposes under the Code commencing with our taxable year ending December 31, 2005. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this annual report are not binding on the IRS or any court. If we were to lose our REIT status, we would face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our shares, the composition of our assets and a requirement that at least 95% of our gross income in any year be derived from qualifying sources, such as interest on mortgage loans. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains.

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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be required to pay regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be required to pay a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We intend to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid currently corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash or the effect of non-deductible capital expenditures could require us to (i) sell assets in adverse market conditions, (ii) borrow funds on unfavorable terms, or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments, initially, by raising capital and, subsequently, through borrowings from financial institutions, along with securitization financings. Our failure to obtain debt or equity capital in the future could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

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

If a REIT holds 100% of the sole class of equity interest in a non-REMIC multi-class mortgage-backed securities offering that qualifies as a borrowing for federal income tax purposes, the equity interest retained by the REIT, under regulations that have not yet been issued, will be subject to rules similar to those applicable to a REMIC residual interest. We believe we have structured our securitization transactions to qualify as non-REMIC financing transactions for federal income tax purposes. As a result, from time to time, we may recognize excess inclusion income attributable to the equity interests we retain in those securitization transactions.

If we recognize excess inclusion income, we may, under regulations that have not yet been issued, have to allocate the excess inclusion income to the distributions we make to our stockholders to the extent our REIT taxable income (taking into account the dividends paid deduction) is less than the sum of our excess inclusions for the taxable year. If a portion of the distributions we distribute to you are characterized as excess inclusion income, then you will be taxed with respect to that excess inclusion income in the same manner that you would be taxed if you held a REMIC residual interest directly.

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

If we fail to satisfy an asset test because we acquire securities or other property during a quarter, we may cure this failure by disposing of sufficient non-qualifying assets within 30 days after the close of that quarter. In addition, other cure provisions may be available to us in the event we fail to meet the REIT qualifications tests. Although we plan to take steps to ensure that we satisfy such tests for any quarter with respect to which testing is to occur, there can be no assurance that such steps will always be successful, or will not require a reduction in our overall interest in an issuer. If we fail to timely cure any noncompliance with the asset tests and certain relief provisions do not apply, we could cease to qualify as a REIT.

U.S. federal income tax treatment of REITs and investments in REITs may change, which may cause us to lose the tax benefits of operating as a REIT.

The present U.S. federal income tax treatment of a REIT and an investment in a REIT may be modified by legislative, judicial or administrative action at any time. Revisions to U.S. federal income tax laws and interpretations of these laws could adversely affect us and the tax consequences of an investment in our securities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive and administrative offices are located at 1833 Alton Parkway, Irvine, California 92606, and consist of approximately 127,718 square feet. Effective approximately June 1, 2005, our corporate headquarters increased by approximately 78,127 square feet to a total of approximately 205,845 square feet, pursuant to leases that will terminate through December 31, 2010. As of December 31, 2005, we also leased additional property for our regional offices and loan processing centers in the following states and metropolitan areas ranging in size from approximately 200 to 30,000 square feet with original lease terms varying from month-to-month to five years: Arizona, California, Connecticut, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Massachusetts, Maryland, Minnesota, Montana, Nebraska, New Jersey, New York, Nevada, North Carolina, Ohio, Pennsylvania, Texas and Virginia. Subsequent to December 31, 2005, we announced a reorganization, which resulted in the consolidation of our processing centers into three central locations: Irvine, CA, Downers Grove, IL, and Glen Allen, VA. Our retail operations will be conducted solely out of Irvine. Additionally, all of our California locations have been consolidated into our corporate headquarters in Irvine. Upon terminating lease arrangements at our closed locations, we may lease executive suites for our loan production account executives in those locations.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceeding. We have been involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to our business. In our opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock commenced trading on the New York Stock Exchange under the symbol “ECR” on February 15, 2005. As of March 27, 2006, the closing sales price of our common stock, as reported on the NYSE, was $1.15 and the number of stockholders of record of our common stock was 86, which amount does not include stockholders whose shares are held in the name of their broker. The following table provides the high and low sales prices of our common stock for the periods indicated, as reported by the NYSE:

Year ended December 31, 2005	High	Low
Fourth quarter	$3.40	$2.20
Third quarter	$6.85	$3.20
Second quarter	$6.79	$4.99
February 15, 2005 to March 31, 2005	$6.96	$5.76

Use of Proceeds from Initial Public Offering

We received approximately $353.7 million in net proceeds from our initial public offering, which closed on February 18, 2005. We have used these proceeds for general working capital needs and to build our portfolio of mortgage loans held for investment.

Recent Sales of Unregistered Securities

On February 18, 2005, we completed the private placement of 3,940,110 shares of our common stock to Friedman, Billings, Ramsey Group, Inc. for $6.345 per share, or an aggregate purchase price of approximately $25 million, which is included in the $353.7 million in net proceeds we received from our initial public offering. Also on February 18, 2005, we completed the private placement of 131,250 shares of our common stock to Milestone Advisors LLC. These shares were issued in consideration for financial advisory services provided by Milestone Advisors LLC. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Dividends

During 2005, we declared quarterly dividends of $0.07, $0.22, $0.18, and $0.18, which were paid on May 2, 2005, July 26, 2005, October 24, 2005, and January 31, 2006, respectively. In order to comply with REIT qualification requirements, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income to holders of our common stock. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Current Cash Requirements”, we recently announced a revision to our dividend policy and that we would not pay a dividend for the first quarter of 2006. Any future distributions will be made at the discretion of our board of directors and will depend on our earnings and financial condition, maintenance of REIT status and any other factors the board of directors deems relevant.

Employee Compensation Plan Information

Information regarding our equity compensation plans is included in Item 12 of Part III of this annual report.

Purchase of Equity Securities

During August 2005, we repurchased 144,367 shares of common stock for $5.00 per share or approximately $722,000. These shares were repurchased in connection with restricted stock vesting for one of our executive vice presidents in order to cover the minimum statutory tax withholding obligation resulting from the shares vesting.

Item 6.	Selected Financial Data

You should read the following summary of our historical consolidated financial and operating data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following table presents our summary historical consolidated financial and other data for the years ended December 31, 2005, 2004, 2003 and 2002, and from inception to December 31, 2001, which have been derived from our consolidated financial statements audited by Grant Thornton LLP, our independent auditors.

As a result of our new business strategy in which we retain a portfolio of loans held for investment, interest income generated by our loan portfolio, net of the interest we pay on our liabilities, has become the largest component of our revenues, rather than the net gain received by us as a result of our whole-loan sales, which was the largest component of our revenues prior to 2005.

	Year Ended December 31,				Period from Inception(1) to December 31, 2001
	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Net interest income, after provision for loan losses	$94,745	$28,019	$14,991	$5,966	$—
Gain (loss) on sale of loans, net	(38,332)	113,832	64,319	30,966	—
Gain on trading securities and derivative instruments, net	39,327	21,486	—	—	—
Total revenues	95,740	163,337	79,310	36,932	—

Expenses
Personnel	84,165	48,655	28,566	19,047	73
Production and marketing	23,612	12,301	6,115	4,490	—
Servicing fees	13,882	7,152	2,966	672	—
Occupancy expense	9,714	5,938	2,671	820	30
General and administrative	46,192	40,727	19,308	7,475	206
Total expenses	177,565	114,773	59,626	32,504	309

Other income	5,382	—	—	—	—

Income/(loss) before income taxes	(76,443)	48,564	19,684	4,428	(309)

Provision (benefit) for income taxes	(12,319)	20,288	8,437	2,769	—
Net income/(loss)	$(64,124)	$28,276	$11,247	$1,659	$(309)

Income/(loss) per share:
Basic	$(0.72)	$1.15	$0.47	$0.07	$(0.01)
Diluted	$(0.72)	$0.66	$0.30	$0.05	$(0.01)
Common stock outstanding:
Basic	89,186	24,493	23,691	23,691	23,662
Diluted	89,186	43,054	37,559	36,206	23,662

(1)	This period began on October 18, 2001.

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,904	$22,023	$5,483	$990	$512
Mortgage loans held for sale, net	2,744,423	911,784	593,203	358,681	—
Mortgage loans held for investment, net	4,222,063	—	—	—	—
Residual interests in securitization	14,753	20,167	1,596	—	—
Derivative instruments	58,948	2,509	—	—	—
Other assets	166,527	51,063	16,398	8,679	414

Total assets	$7,253,618	$1,007,546	$616,680	$368,350	$926
Warehouse and repurchase facilities	$2,708,266	$894,307	$576,777	$351,128	—
Long-term debt	4,166,127	—	—	—	—
Securities sold under agreements to repurchase	13,074	3,970	—	—	—
Accounts payable and accrued expenses	63,236	40,131	16,382	5,468	—
Dividends payable	18,044	—	—	—	—
Income tax payable	—	16,189	3,481	3,263	—
Subordinated debt to shareholder, net	—	—	895	640	—

Total liabilities	$6,968,747	$954,597	$597,535	$360,499	—
Cash received for stock not issued	—	—	—	—	235
Total stockholders’ equity	$284,871	$52,949	$19,145	$7,851	$691

	Year Ended December 31,				Period from Inception(1) to December 31, 2001
	2005	2004	2003	2002
	(dollars in thousands)
Other data:
Total mortgage loan originations	$14,040,632	$9,114,332	$4,584,620	$1,485,112	$—
Wholesale originations	$13,496,947	$9,096,095	$4,854,620	$1,485,112	$—
Retail originations	$543,685	$18,237	$—	$—	$—
Weighted average coupon rate	7.47%	7.12%	7.37%	7.95%	N/A
Weighted average credit score	622	618	608	597	N/A
Weighted average loan to value	81%	80%	79%	79%	N/A
Total loans sales and securitizations	$12,061,440	$8,780,365	$4,349,039	$1,130,656	$—
Whole loan sales	$6,998,892	$7,700,404	$4,131,437	$1,130,656	$—
Mortgage loans securitized(2)	$5,062,548	$1,079,961	$217,602	$—	$—
Average premium received on whole loan sales	101.38%	102.73%	103.01%	103.21%	N/A
Total number of employees	1,667	1,114	621	355	3

(1)	This period began on October 18, 2001.
(2)	The securitizations of mortgage loans in 2003 and 2004 are accounted for as sales while the securitizations of mortgage loans in 2005 are accounted for as financings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Summary Consolidated Financial and Other Data” and our consolidated financial statements and related notes. The following discussion and analysis discusses our financial condition and results of our operations on a consolidated basis, unless otherwise indicated Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this annual report and specifically under the caption “Risk Factors” in Part I, Item 1 of this annual report.

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

On February 18, 2005, ECC Capital completed its initial public offering and conversion to a REIT. Prior to the completion of its initial public offering, ECC Capital formed a wholly-owned subsidiary, ECC Merger Sub, for the interim purpose of effecting the merger. Encore Credit Corp. merged with ECC Merger Sub, with Encore Credit surviving. In connection with the merger, the shareholders of Encore Credit received 1.183 shares of common stock of ECC Capital for each share of common stock, Series A preferred stock and Series B preferred stock of Encore Credit. In addition, each outstanding option to purchase Encore Credit common stock was assumed by ECC Capital and was adjusted to reflect the exchange ratio in the merger. Each warrant to purchase Encore Credit common stock was exercised prior to the merger.

As part of the initial public offering, ECC Capital: (i) issued 40,406,108 shares of common stock to the shareholders of Encore Credit in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share, and (iii) sold 3,940,110 shares of common stock in a private placement offering to an affiliate of its lead underwriter, Friedman, Billings, Ramsey, Group, Inc. at $6.345 per share. ECC Capital raised a total of $379,375,000 through the sale of its stock (before offering expenses).

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

General

Our total assets grew significantly during 2005 as a result of growth in loan production and retaining a significant portion of that production on our balance sheet by establishing a portfolio of loans held-for-investment. We financed our portfolio of loans held-for-investment by issuing long term debt secured by the portfolio in securitization transactions. As a result, our net interest income grew significantly and we began recording a provision for loan losses. Net interest income after provision for loan losses grew to $94.7 million in 2005 from $28.0 million in 2004.

We hedge the risk of changes in interest rates through the use of derivatives—Eurodollar futures, interest rate caps and swaps. As a result of increases in interest rates during 2005, we reported a gain on derivatives of $39.3 million.

Loans that we do not securitize are generally sold to third parties in whole-loan sale transactions. Because of declining prices we received in whole-loan sale transactions during 2005, in particular during the fourth quarter, we recorded a loss on the sale of loans of $38.3 million. This includes a valuation allowance of $40.7 million recorded during 2005 to reduce the carrying value of our loans held for sale to the lower of cost or market.

As a result of the foregoing, our net revenues declined during 2005 to $95.7 million from $163.3 million in 2004. Our expenses increased significantly as a result of the growth in our loan production and related overhead, growing to $177.6 million in 2005 from $114.8 million in 2004. As a result of the decline in revenues and increase in expenses, we are reporting a loss before a benefit for income taxes of $76.4 million in 2005, as compared to income before a provision for income taxes of $48.6 million in 2004. After the provision (benefit) for income taxes we are reporting a net loss of $64.1 million for 2005 as compared to $28.3 million in net income for 2004.

As of December 31, 2005, we operated through seven regional processing centers located in Irvine, California, Woodland Hills, California, Walnut Creek, California, Downers Grove, Illinois, Glen Allen, Virginia, Tampa, Florida and White Plains, New York. In addition, Bravo Credit operated through eleven offices throughout the United States. As of December 31, 2005, we employed 426 loan officers and loan production account executives.

On January 6, 2006, we announced a cost savings initiative that included a reduction from seven regional processing centers down to three regional processing centers in Irvine, Downers Grove, and Glen Allen. In addition, beginning in the second quarter, our retail operations will be conducted solely out of Irvine. On April 11, 2006, we announced an additional reduction in workforce of approximately 170 employees.

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

Mortgage Loans and Origination Costs and Fees

Our mortgage loans are classified as either held for sale or held for investment. Mortgage loans held for sale are carried at the lower of cost or market on an individual loan basis. Market value is determined by reference to prices obtained on recent sales of similar loans, planned loan sale transactions, or through loan pricing models. The provision to reduce held-for-sale loan inventory to the lower of cost or market is charged to gain on sale of loans.

Mortgage loans that we securitize or expect to securitize through on balance sheet securitizations are classified as held for investment and carried at amortized cost. Mortgage loans transferred from held for sale to held for investment are transferred at the lower of cost or market at the date of the transfer.

We capitalize the fees received from borrowers at the time of loan origination, and various costs of originating loans, which consist of fees and premiums paid to brokers, as well as certain direct internal costs. Net capitalized origination costs and fees on loans held for sale are charged to expense at the time the related loans are sold and reduce the gain on sale recorded. Net capitalized origination costs and fees on loans held for investment are amortized as a component of interest income over the life of the portfolio using the effective yield method in a manner that anticipates prepayments. At each reporting period, if a difference arises between the prepayments anticipated and actual prepayments received, we will recalculate the effective yield to reflect actual prepayments to date and anticipated future prepayments. Accordingly, if actual prepayment speeds exceed anticipated prepayment speeds we will be required to record additional interest expense.

Allowance for Losses on Mortgage Loans Held for Investment

Because we began to maintain a portion of our loan production on our balance sheet, we have established an allowance for losses related to the mortgage loans held for investment. We periodically conduct reviews of all loans held in our portfolio in order to determine collectibility. We determine the amount of the loss allowance for these loans based on a review of static pools, gross defaults, recovery rate trends, current economic conditions and trends, and other relevant data. To date, we have had minimal losses, however, as our portfolio continues to mature and we experience losses, we plan to compare actual loss performance to original loss assumptions and, if necessary, make adjustments to the allowance for losses. In order to increase allowances, a loan loss provision is charged to the statement of operations, resulting in a reduction to earnings. Loans that are deemed to be uncollectible will be charged off and deducted from the allowance. Recoveries on loans previously charged off will be added to the allowance. As our portfolio of loans held for investment increases and ages, we would expect a corresponding increase in our allowance for losses.

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

We cease accruing interest income on loans when any portion of principal or interest is 90 days past due, or earlier when any concern exists as to the ultimate collectibility of principal or interest. Interest income recognized prior to loans becoming 90 days past due is not reversed; however, it is included in our allowance for loan losses.

Gain or Loss on Sale of Loans

We recognize a gain or loss on sale of our loans we sell through whole-loan sales. Gains or losses resulting from these sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. As part of the sale of a mortgage loan, we sell the servicing rights. The purchasing company pays us a service release premium for that right. This premium is included in “gain (loss) on sale of loans” in the accompanying consolidated statements of operations.

Loan sales and securitizations are accounted for as sales when control of the loans is surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange. Retained interests in securitizations accounted for as sales are measured by allocating the previous carrying value between the loans sold and the interests retained, if any, based on their relative fair values at the date of transfer.

Allowance for Repurchase Losses

Losses incurred on mortgage loans that we have sold and subsequently repurchased due to breaches of representations and warranties contained in the purchase and sale agreements are charged to the allowance for repurchase losses. The allowance represents our estimate based upon management’s evaluation of historical experience with respect to each investor of the principal, premium, interest losses and other costs, if any, expected to occur at the time of repurchase. The provision for expected repurchase losses is charged to gain or loss on sales of loans and credited to an allowance.

Fair Value of Residual Interests in Loan Securitizations

In securitizations completed through 2004, we conveyed loans that we originated to a special purpose entity (such as a trust), or to a third party that subsequently sold the loans to a special purpose entity, in exchange for cash proceeds and a residual interest in the trust. The cash proceeds were raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. Pursuant to Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, and its predecessor accounting pronouncements, we recorded gain or loss on sales of loans, equal to the difference between the portion sold and any retained interests, herein referred to as residual interests, based on their relative fair values at the date of transfer and our basis in the loans. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the projected interest earned on each pool of securitized loans over the sum of the interest paid to investors, the contractual servicing fee, an estimate for credit losses and other ongoing costs of the securitization. Each agreement that we have entered into in connection with these securitizations requires the over-collateralization of the trust that may initially be funded by cash or an excess of loans deposited into the trust. The amount and timing of the cash flows expected to be released from the securitization trusts consider the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

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

Estimated future cash flows in excess of the amortized cost of our investment in residual interests are recognized as income at a constant rate of interest (level-yield) over the estimated period of time that the cash flows will be received, in accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. On a quarterly basis, if estimated cash flows generated from the securitized asset’s underlying collateral differ from the cash flows previously estimated due to actual prepayment or credit loss experience, we calculate revised yields based on the current amortized cost of the investment and the revised cash flows. The revised yields are then applied prospectively to recognize interest income.

Derivative Financial Investments and Hedging Activities

Hedging is a critical aspect of our business because the value of our assets is sensitive to the fluctuation of interest rates. From time to time, we have and will continue to use various financial instruments to hedge our exposure to changes in interest rates. The following summarizes the hedging instruments that, subject to limitations imposed by the REIT requirements, we have used to reduce interest rate risks on our residual interests, the loans that we hold for investment and the loans that we hold for sale.

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

While we may change the classification of our derivative financial instruments in the future, we presently account for all our derivative financial instruments as trading instruments and we do not apply hedge accounting treatment, as defined by SFAS No. 133. Accordingly, realized and unrealized changes in fair value are recognized in income during the period in which the changes occur.

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

Income taxes

We currently intend to elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2005. In order to meet some of the requirements for us to qualify as a REIT, we continue to conduct all of our loan originations and sales through Encore Credit. As a result of our joint elections, Encore Credit and Bravo Credit are treated as our taxable REIT subsidiaries, or TRSs. The origination and purchase of the loans we sell in whole-loan sales are funded by the applicable TRS. The origination and purchase of the loans we retain for our portfolio are funded by Encore Credit and subsequently sold to ECC Capital. To the extent that ECC Capital purchases mortgage loans from Encore Credit in this manner, ECC Capital is required to purchase those loans at fair market value.

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

As certain of our subsidiaries are taxable entities, we have reported a provision for income taxes within our financial statements, similar to that reflected in our previous financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire. During 2005 our TRSs had pre-tax losses of approximately $93.2 million. We can utilize the net operating loss of our TRSs to offset taxable income from prior years and carryforward the operating loss to offset future taxable income. We have recorded a valuation allowance against our deferred asset of $22.7 million to reduce the carrying value of this asset to $31.2 million, which we believe to be the realizable value of this asset based on our ability to carry back net operating losses to recover taxes paid in prior years.

Loan sales from Encore Credit, our TRS, to the REIT are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in our separate accounts. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between our tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore Credit in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. To the extent Encore Credit does not expect to pay tax on this gain, the tax effect of intercompany gains will reduce the tax benefit that would otherwise have been recorded.

Results of Operations

Year ended December 31, 2005 Compared to Year ended December 31, 2004

Interest Income. Interest income increased 509.4% to $342.5 million for the year ended December 31, 2005 from $56.2 million for the year ended December 31, 2004 as a result of the growth in interest earning assets, in particular, mortgage loans held-for-investment.

In prior years we sold most of our loans and earned interest income on loan production held on our warehouse facilities pending the eventual sale these loans. Subsequent to our initial public offering, we began retaining our loans for investment purposes and earned significant interest income from these loans.

Interest Expense. Interest expense increased 632.3% to $206.5 million for the year ended December 31, 2005 from $28.2 million for the year ended December 31, 2004, due to the interest costs on the bonds associated with financing our loans held-for-investment and rising interest rates. The interest rates on our borrowings are calculated as a margin over LIBOR. As of December 31, 2005 and 2004, LIBOR was 4.39% and 2.40%, respectively.

Provision for Loan Losses. The provision for loan losses on loans held for investment increased to $41.2 million for the year ended December 31, 2005 from $0 for the year ended December 31, 2004. No reserve was provided in 2004 as all loans were held for sale. The increase in the provision during 2005 relates solely to establishing a portfolio of loans held-for-investment during 2005. As of December 31, 2005, loan delinquency information was as follows:

Aging	Loan Balance	Percentage of Total
	(dollars in thousands)
Current	$4,032,985	95.7%
30 – 59 days past due	79,404	1.9%
60 – 89 days past due	36,485	0.9%
90 – 119 days past due	23,508	0.5%
120 – 149 days past due	15,982	0.4%
150 – 179 days past due	9,786	0.2%
180 + days past due	16,474	0.4%

	$4,214,624

During the third quarter of 2005, Hurricane Katrina hit the Gulf Coast and caused severe damage to property in parts of Louisiana and surrounding areas, including property securing a number of our mortgage loans. During the third quarter of 2005, we recorded a specific provision within the allowance for loan losses of $6.2 million for estimated losses arising from Hurricane Katrina. We are continuing to analyze our exposure to potential losses as a result of recent natural disasters, however, we believe amounts recorded related to specific disaster losses will be sufficient to absorb any such losses ultimately realized.

Gain or Loss on Sale of Loans, Net. As we securitized a significant portion of our loan production to build our portfolio of mortgage loans held-for-investment, the volume of loans sold to third parties and securitization trusts in whole loan sales transactions declined by approximately 20.5% to $7.0 billion in 2005 from $8.8 billion in 2004. Gain or loss on sale decreased to a loss of $38.3 million for the year ended December 31, 2005 from a gain of $113.8 million for the year ended December 31, 2004. Throughout 2005, we experienced a decline in whole loan sales prices, in particular during the fourth quarter. During the fourth quarter of 2005, credit market conditions required additional credit enhancements that negatively impacted the prices at which we could sell our loans. The decline in sales prices we experienced during the fourth quarter also reflected, in part, normal seasonal trends, as well as a need to reduce higher levels of for-sale inventory we had retained while selecting mortgage loans for securitization. Declining sales prices also required us to record a valuation allowance to reduce the carrying value of our loans held-for-sale as of the end of the third and fourth quarter of 2005 to the lower of cost or market. This valuation allowance reduced the amount we reported as gain or loss on sale and resulted in us reporting a loss on the sale of loans for the year ended December 31, 2005 of $38.3 million.

The following table summarizes loan sales for the periods indicated:

	For the year ended December 31,
	2005	2004
	(in thousands)
Whole-loan sales at a:
Premium	$6,646,010	$8,625,504
Discount	352,882	154,861

Total whole-loan sales	$6,998,892	$8,780,365

Weighted average price for premium sales	101.59%	103.04%
Weighted average price for discount sales	97.26%	95.41%

Premium whole-loan sales are sales to investors at prices above par. Conversely, discount sales are sales of loans at prices below par. Discounted sales are generally a result of incomplete documentation or the rejection of the whole-loans by a premium whole-loan buyer because of certain characteristics, or loans repurchased from investors and subsequently resold. Our weighted average price for premium sales decreased by 145 basis points to 101.59% for the year ended December 31, 2005 from 103.04% for the year ended December 31, 2004. We believe this decrease was a result of unfavorable pricing on our loans as a result of the factors noted above.

The following table represents the components of gain or loss on sales recorded each period:

	For the year ended December 31,
	2005	2004
	(in thousands)
Premium from whole-loan sales	$92,431	$259,799
Provision for repurchases	(12,837)	(10,230)
Non-refundable loan fees, net	(5)	(135)
Lower of cost or market adjustment for loans held for sale	(40,689)	(960)
Deferred origination costs	(77,232)	(134,642)

Gain on sale of loans, net	$(38,332)	$113,832

Our practice is to record at the date of the sale a provision for estimated repurchase losses attributable to principal, premium, interest and other costs of loans repurchased based upon our historical experience of the amount of sales that ultimately require repurchase. The obligations to repurchase loans and to reimburse the investor for any premiums paid on loans attributable to early payment are contractual obligations and require management to estimate such amounts at the time of sale. The provisions, therefore, can vary from year to year depending on the contractual obligations and loan performance. Our provision for repurchase losses decreased for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily as a result of decreased whole-loan sales volume, which decreased 20.5% to $7.0 billion for the year ended December 31, 2005 from $8.8 billion for the year ended December 31, 2004.

Loan origination fees, as well as discount points and certain direct origination costs, are initially capitalized and recorded as an adjustment to our cost of the loan, which is reflected in the gain or loss on sale we record when the loan is sold. Deferred origination costs decreased 42.6% to $77.2 million for the year ended December 31, 2005 from $134.6 million for the year ended December 31, 2004, primarily due to lower whole-loan sales volume and as a result of lower fees and costs paid to brokers to acquire loans.

Other Income. Other income increased to $5.4 million for the year ended December 31, 2005 from $0 for the year ended December 31, 2004, due to proceeds we received from a legal settlement.

Gain on Trading Securities and Derivative Instruments. The net gain on trading securities and derivative instruments increased 82.8% to $39.3 million for the year ended December 31, 2005 from $21.5 million for the year ended December 31, 2004, which was mainly due to rising interest rates increasing the value of our derivative instruments, partially offset by decreased values of our residual interests in securitizations.

We use Eurodollar futures contracts, interest rate caps, and interest rate swaps to hedge our residual interests in securitizations, loan pipeline, loans held for sale, and loans held for investment. Due to rising interest rates, these derivative instruments increased in value during 2005. In addition, we were required to make net swap payments during the beginning of 2005 due to the fixed contract interest rate being higher than the floating market interest rate. Due to increases in LIBOR, towards the end of 2005 we began receiving net swap payments and the payments we receive on our interest rate cap contracts have increased.

The residual interests in securitizations represent the present value of the excess of estimated future cash flows received from borrowers on mortgage loans sold into securitization trusts over the cash flows passed through to the related asset-backed securities. Because the interest rates on the asset-backed securities reset more frequently than the interest rates on the underlying mortgage loans securing them, during periods of increasing interest rates, estimated future cash flows and the value of the residual interests will decline. Conversely, during periods of decreasing interest rates, estimated cash flows and the value of the residual interests will generally increase. We acquired most of our residual interests in securitization transactions completed in the second and third quarters of 2004.

During 2005, interest rates increased causing a decline in value in our residual interests. In addition, loans within the securitization transactions began prepaying at higher than anticipated rates. As mortgage loans within the securitization are prepaid, estimated future cash flows are reduced, further decreasing the value of our residual interests. Based upon the prepayment speeds we experienced during 2005, we adjusted the prepayment assumptions in valuing our residual interests as of December 31, 2005. The revised prepayment assumptions reduced further our estimate of the value of our residual interests.

Personnel. Personnel expenses increased 72.9% to $84.2 million for the year ended December 31, 2005 from $48.7 million for the year ended December 31, 2004, due to the increased level of production and administrative staffing required to accommodate our higher origination volume. Total staffing was 1,667 employees at December 31, 2005 compared to total staffing of 1,114 employees at December 31, 2004, an increase of 553 employees, or 49.6%. Subsequent to December 31, 2005, we reduced our workforce by approximately 610 employees in connection with January and April 2006 workforce reductions and expect our personnel costs to be reduced in the future.

Production and Marketing. Production and marketing expenses increased 91.9% to $23.6 million for the year ended December 31, 2005 from $12.3 million for the year ended December 31, 2004, which was mainly due to the purchase of internet leads for our retail operations and increased loan production expenses associated with loans that did not close.

Servicing Fees. Servicing fees increased 93.1% to $13.9 million for the year ended December 31, 2005 from $7.2 million for the year ended December 31, 2004, which was due to the growth in our portfolio of loans held-for-investment and an increase in our loans held-for-sale.

Occupancy Expense. Occupancy expense increased 64.4% to $9.7 million for the year ended December 31, 2005 from approximately $5.9 million for the year ended December 31, 2004, which is mainly due to the expansion of our corporate office and opening new regional offices. Subsequent to December 31, 2005, we announced a reorganization that resulted in the consolidation of our processing centers, which is expected to reduce our future occupancy expense. Our retail operations will be conducted solely out of Irvine.

General and Administrative. General and administrative expenses increased 13.5% to $46.2 million for the year ended December 31, 2005 from $40.7 million for the year ended December 31, 2004. The increase is mainly due to increased operating expenses such as telephone, insurance, legal, consulting, and depreciation expenses associated with our growth. We also incurred a charge of approximately $1.8 million related to the impairment of fixed assets as a result of the consolidation of our processing centers and closure of most of our retail production offices in January 2006. In addition, during 2004 we incurred a $7.5 million charge for terminating a financing arrangement.

Benefit / Provision for Income Taxes. We had an income tax benefit of $12.3 million for the year ended December 31, 2005 as compared to a provision for income taxes of $20.3 million for the year ended December 31, 2004, which was due to the operating losses at our taxable REIT subsidiaries. As of December 31, 2005 we had $28.6 million in estimated federal net operating loss carryforwards and $5.7 million in deductible temporary differences available to reduce future taxable income at our taxable REIT subsidiaries. The operating losses of the taxable REIT subsidiaries will be carried back to recover approximately $31.2 million in taxes paid in prior years. Remaining net operating loss carryforwards and deductible temporary differences result in a deferred tax asset of approximately $22.7 million, which has been fully reserved for at December 31, 2005.

We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance and the recent losses of our taxable REIT subsidiaries, management concluded that a full valuation allowance of $22.7 million against the deferred tax assets was appropriate. While we anticipate that our taxable REIT subsidiaries will be profitable in 2006 and beyond, in view of the recent losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Year ended December 31, 2004 Compared to Year ended December 31, 2003

Interest Income. Interest income increased 62.4% to $56.2 million for the year ended December 31, 2004 from $34.6 million for the year ended December 31, 2003, mainly due to higher loan origination volume occurring during 2004. Our interest income was generated primarily from loans held for sale.

We earned interest income on loan production held on our warehouse facilities pending the eventual sale of these loans. We typically held our mortgage loans for a period of 30 to 45 days before they were sold in the whole-loan market. During that time, we earned the coupon rate of interest paid by the borrower and we paid interest to lenders that provided our financing facilities.

Interest Expense. Interest expense increased 43.9% to $28.2 million for the year ended December 31, 2004 from $19.6 million for the year ended December 31, 2003, due to the greater financing requirements of our growing origination volume, offset partially by a general decline in overall financing rates. For the year ended December 31, 2004, the average rate paid on warehouse financing was 3.19% as compared to 3.47% for the same period in 2003.

Gain on Sale of Loans, Net. Sales on a whole-loan basis increased 104.7% to $8.8 billion for the year ended December 31, 2004 from $4.3 billion for the year ended December 31, 2003. Gain on sale increased 77.0% to $113.8 million for the year ended December 31, 2004 from $64.3 million for the year ended December 31, 2003. The gain represents the cash received less the basis in loans sold, a provision for expected losses due to repurchase obligations, lower of cost or market adjustments for loans held for sale, non-refundable loan fees and deferred loan origination costs taken on sale. We believe that the increase in net gain on sale of loans was the result of favorable conditions in the whole-loan sale market. We believe that this market has been strong due to a favorable interest rate environment for borrowers resulting in an increase in the number of nonconforming residential mortgage originations.

The following table summarizes loan sales for the periods indicated:

	For the year ended December 31,
	2004	2003
	(in thousands)
Whole-loan sales at a:
Premium	$8,625,504	$4,191,324
Discount	154,861	157,715

Total whole-loan sales	$8,780,365	$4,349,039

Weighted average price for premium sales	103.04%	103.29%
Weighted average price for discount sales	95.41%	95.57%

Premium whole-loan sales are sales to investors at prices above par. Conversely, discount sales are sales of loans at prices below par. Discounted sales are generally a result of incomplete documentation or the rejection of the whole-loans by a premium whole-loan buyer because of certain characteristics, or loans repurchased from investors and subsequently resold. Our weighted average price for premium sales decreased by 25 basis points to 103.04% for the year ended December 31, 2004 from 103.29% for the year ended December 31, 2003. We believe this decrease was due to an interest rate environment in which rates were beginning to increase after a period of historical low rates.

The following table represents the components of gain on sales recorded each period:

	For the year ended December 31,
	2004	2003
	(in thousands)
Premium from whole-loan sales	$259,799	$131,634
Provision for repurchases	(10,230)	(2,848)
Non-refundable loan fees, net	(135)	2
Lower of cost or market adjustment for loans held for sale	(960)	(1,547)
Deferred origination costs	(134,642)	(62,922)

Gain on sale of loans, net	$113,832	$64,319

Our practice is to record at the date of the sale a provision for estimated repurchase losses attributable to principal, premium, interest and other costs of loans repurchased based upon our historical experience of the amount of sales that ultimately require repurchase. The obligations to repurchase loans and to reimburse the investor for any premiums paid on loans attributable to early payment are contractual obligations and require management to estimate such amounts at the time of sale. The provisions, therefore, can vary from year to year depending on the contractual obligations and loan performance. Our provision for repurchase losses increased for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily as a result of increased whole-loan sales volume, which increased 104.7% to $8.8 billion for the year ended December 31, 2004 from $4.3 billion for the year ended December 31, 2003.

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

Gain on Trading Securities and Derivative Instruments. Gain on trading securities and derivative instruments was $21.5 million for the year ended December 31, 2004 compared to $0 for the year ended December 31, 2003. The increase was due to us beginning our hedging activities in 2004 and accounting for our residual interests from our 2004 securitizations as trading securities. The residual interest from our 2003 securitization was classified as available for sale and changes in fair value were recorded as a component of other comprehensive income.

The residual interests represent the present value of the excess of estimated future cash flows received from borrowers on mortgage loans sold into securitization trusts over the cash flows passed through to the related asset-backed securities. Because the interest rates on the asset-backed securities reset more frequently than the interest rates on the underlying mortgage loans securing them, during periods of increasing interest rates, estimated future cash flows and the value of the residual interests will decline. Conversely, during periods of decreasing interest rates, estimated cash flows and the value of the residual interests will generally increase. We acquired most of our residual interests in securitization transactions completed in the second and third quarters of 2004. Through the third quarter of 2004, shifts in the yield curve resulted in an increase in the estimated cash flows from our residual interests and a resultant increase in value. We purchased derivative financial instruments to hedge the variability of a portion of the estimated future cash flows to be received from the residual interests at the time of the securitizations. This shift in the yield curve resulted in us reporting losses on these hedges through the third quarter that offset, in part, the increase in value reported on the residual interests.

Late in the third quarter and throughout the fourth quarter of 2004, interest rates increased causing a decline in value in our residual interests. In addition, late in the fourth quarter, loans within the securitization transactions began prepaying at higher than anticipated rates. As mortgage loans within the securitization prepay, estimated future cash flows are reduced, further decreasing the value of our residual interests. Based upon the prepayment speeds we experienced in the latter half of the fourth quarter of 2004, we adjusted the prepayment assumptions in valuing our residual interests as of December 31, 2004. The revised prepayment assumptions reduced further our estimate of the value of our residual interests. While the increase in interest rates resulted in an increase in the value of our hedges as compared to September 30, 2004, this increase in value did not offset the decline in value of our residual interests caused by higher prepayment speeds.

Personnel. Personnel expenses increased 70.3% to $48.7 million for the year ended December 31, 2004 from $28.6 million for the year ended December 31, 2003, due to the increased level of production and administrative staffing required to accommodate our higher origination volume. In addition, during the year ended December 31, 2004, we recorded stock compensation expense of $2.5 million in connection with a severance arrangement. Total staffing was 1,114 employees at December 31, 2004 compared to total staffing of 621 employees at December 31, 2003, an increase of 493 employees, or 79.4%.

Production and Marketing. Production and marketing expenses increased 101.6% to $12.3 million for the year ended December 31, 2004 from $6.1 million for the year ended December 31, 2003, which was mainly due to increased loan production expenses resulting from increased loan origination volume.

Servicing Fees. Servicing fees increased 140.0% to $7.2 million for the year ended December 31, 2004 from $3.0 million for the year ended December 31, 2003, which was mainly due to increased fees associated with our increased loan origination volume.

Occupancy Expense. Occupancy expense increased 118.5% to $5.9 million for the year ended December 31, 2004 from approximately $2.7 million for the year ended December 31, 2003. This increase is due to the relocation of our corporate offices into a larger facility and expansion of our regional offices.

General and Administrative. General and administrative expenses increased 110.9% to $40.7 million for the year ended December 31, 2004 from $19.3 million for the year ended December 31, 2003. The increase was due to an increase in office supplies, depreciation and other operating expenses associated with our growth.

Additionally, in April 2004, the Company and Residential Funding Corporation, or RFC, executed a series of agreements that included a warehousing agreement, revolving subordinated debt agreement, loan sale commitment agreement, a shared execution mortgage loan purchase agreement whereby we agreed to sell to RFC certain residential mortgage loans and a securities purchase agreement. In August 2004 we negotiated a termination agreement to these various agreements, which required us to pay $7.5 million to RFC.

Provision for Income Taxes. The provision for income taxes increased 141.7% to $20.3 million for the year ended December 31, 2004 from $8.4 million for the year ended December 31, 2003, mainly due to higher pre-tax income resulting from our increased profitability.

Off-Balance Sheet Arrangements

We are party to transactions that have off-balance sheet components. In connection with off-balance sheet securitization transactions, there were $491.4 million in loans remaining in off-balance sheet trusts as of December 31, 2005. The trust has issued securities or bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trust. The third party investors, or the trust, generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for breaches of standard representations and warranties.

We have retained certain residual interests in the securitization trust. The performance of the loans in the trust will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2005, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on our balance sheets:

	Payment due by period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years
	(in thousands)
Operating leases	$36,287	$8,514	$13,720	$10,504	$3,549
Warehouse and repurchase facilities(1)	2,708,266	2,708,266	—	—	—
Equipment leases	3,103	1,609	1,313	181	—
Long-term debt(2)	4,166,127	1,934,711	1,726,249	345,969	159,198

(1)	These warehouse and repurchase facilities had a weighted average interest rate of 5.16% at December 31, 2005.
(2)	The long-term debt had a weighted average interest rate of 4.52% at December 31, 2005.

Liquidity and Capital Resources

We received approximately $350 million in net proceeds from our initial public offering in February 2005. The proceeds of the public offering have been used to finance the cash investment in securitizations, investment in loan inventory and to meet general working capital needs. During the first and second quarters, excess cash balances were utilized to reduce balances due under warehouse lines of credit. During the third quarter we retained higher cash balances to provide the liquidity necessary to support growth in our loan portfolio. During the fourth quarter, cash balances were utilized to cover our operating losses and reduced advance rates from our warehouse lines of credit.

We invest our cash in our loan portfolio in two principal ways. First, the principal balance of an originated loan funded by our warehouse facilities differs from facility to facility. We generally fund something less than

100% of a loan balance with warehouse debt, requiring us to invest cash to the extent the originated balance is not funded by the warehouse facility. This funding shortfall ranges from 0% to 2%. Newly originated loans are funded by our warehouse facilities until we sell or securitize the loans. The longer loans remain funded by a warehouse facility the more our warehouse lenders require us to advance against the loans. In addition, our warehouse lenders may require us to have on deposit a cash margin against funded loans based upon the loan’s estimated market value.

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

We generate cash through three principal operational sources:

(i)	Net interest spread on our loans—We receive interest income on loans we hold for sale and pay interest on the warehouse facilities used to finance the funding of these loans. Net interest spread is the difference between these two amounts.

(ii)	Cash flows from our securitizations—In a securitization we transfer loans to a trust that issues long-term debt or bonds collateralized by the loans. The trust collects the principal and interest on the loans and passes through all principal collected to bondholders. Interest is paid to holders of the debt based upon the stated rate associated with the class of debt. The difference between the interest collected on the loans and interest paid to the bondholders and ongoing expenses of the trust is excess cash flow. The excess cash flow provides additional collateral to the bondholders as it is available to absorb losses realized on defaulted loans. To the extent excess cash flow exceeds losses on the loans, it is used to pay down principal on senior securities issued by the trust to create additional collateralization (over-collateralization or OC) until specified OC levels are maintained by the trust. Excess cash flow not required to cover losses or build OC will be distributed to us, or in the event a Net Interest Margin trust, or NIM, was created in connection with the securitization, to the related NIM holders until the NIM securities are retired, and then to us. In addition to excess cash flow from the securitizations, we also receive servicing fees to the extent that we have retained ownership in the servicing rights on the loans included in the trust. We receive cash flows from securitizations as described regardless of whether the securitization is accounted for as a sale or a financing. To date, we have completed seven securitizations. We currently receive excess cash flows from a securitization completed in 2003. While we are not currently receiving excess cash flows from the other six securitizations, as OC is accumulating in the trusts, we receive servicing fees from the four securitizations we completed in 2005. We expect to receive cash flows from all our securitizations in 2006. It is through the receipt of these cash flows that we expect to recover our investments in securitizations.

(iii)	Sale of loans—We sell loans to third parties for cash. The proceeds from the sale are used to repay any warehouse financing. Any excess proceeds generate incremental cash flow to us. It is through the receipt of these cash flows that we expect to recover our investment in loans held for sale (to the extent that such loans are not transferred into securitizations).

We completed securitizations of mortgage loans in March 2005 of $1.6 billion, in May 2005 of $1.4 billion, in August 2005 of $1.1 billion and November 2005 of $1.0 billion through the sale of notes backed by a pool of fixed and adjustable rate, nonconforming mortgage loans secured by first liens on one-to-four family residential properties. The notes were issued through a trust, which used the cash proceeds to pay us the purchase price of the mortgage loans. The notes, which we characterize as debt for financial reporting purposes, represent non-recourse obligations of the trust, a Delaware statutory trust and special purpose entity to be consolidated by ECC Capital.

Factors that could affect our future ability to complete securitizations include the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, the performance of our portfolio of securitized loans and our ability to obtain credit enhancement.

Warehouse and Repurchase Facilities

Most of our warehouse and repurchase facilities are committed lines, meaning the lender is obligated to fund up to the committed amount subject to our meeting the various financial and other covenants. Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. Lenders generally limit our use of a warehouse facility to wet fund to a portion of our borrowing capacity under the warehouse line. If we have reached our sub-limit for wet funding on a warehouse line, we will not be able to wet fund under that line until borrowing capacity becomes available under the wet funding sub-limit. If we reach a sub-limit for a particular loan type, we will be restricted from funding the loans of that type under the applicable warehouse facility until capacity under the sub-limit has been cleared and we will be in default under the warehouse line if we exceed the sub-limit. Our warehouse and repurchase facilities mature between April 2006 and November 2006 and are secured by the loans we originate or purchase with the funds. Although our warehouse and repurchase facilities mature between April 2006 and November 2006, we expect to renew and extend the maturity of most of the facilities in the ordinary course of business. If these warehouse and repurchase facilities are not renewed, we will repay outstanding amounts with the proceeds from loan sales or from other warehouse and repurchase facilities. The weighted average interest rates on the combined facilities, based on one-month LIBOR, were 4.39%, 3.19%, and 3.47% at December 31, 2005, 2004, and 2003, respectively.

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

ECC Capital, Bravo Credit and Encore Credit are jointly and severally liable for all of the obligations under the warehouse and repurchase facilities. ECC Capital and Encore Credit both have the right to borrow the unused portion of the maximum facility amounts and the full amounts of any sub-limits. The assets of ECC Capital will secure borrowings of ECC Capital, Bravo Credit and Encore Credit and the assets of Encore Credit and Bravo Credit only secure their own borrowings. A default by either ECC Capital, Bravo Credit or Encore Credit will also be deemed a default of the other.

As of December 31, 2005, we were in violation of certain covenants of our various credit arrangements (primarily profitability covenants). We have received waivers of compliance from the related lenders.

The material terms and features of these secured warehouse and repurchase facilities as of April 14, 2006 are as follows:

Countrywide Warehouse Lending Warehouse Facility. We have a warehouse facility with Countrywide that matures in July 2006 that provides $500.0 million of committed capacity and $250.0 million of uncommitted capacity. The facility provides sub-limits of $150.0 million for wet funded loans, $50.0 million for jumbo loans, $35.0 million for non-compliant loans, and $3.0 million for loans in default. The facility provides for advances at 97.5% of the market value of first mortgage loans, and 95% of subordinate mortgage loans, not to exceed 100.75% of loan amount funded through this facility. We expect to renew this agreement during 2006 with terms that are similar to our current agreement.

UBS Real Estate Securities Warehouse Facility. This facility matured in November 2005 and we did not extend or renew the terms of this facility. As of December 31, 2005, we had $56.0 million in advances on this line, which was fully repaid in 2006.

IXIS Real Estate Capital, Inc. Master Repurchase Agreement Warehouse Facility. We have a $300.0 million uncommitted warehouse and repurchase facility with IXIS that matures in May 2006. The facility provides for sub-limits of $25.0 million for Alt-A subordinate mortgage loans, $50.0 million for nonconforming subordinate mortgage loans, $40.0 million for non-owner occupied, $150.0 million for interest-only loans, and $200.0 million for wet funded loans. The facility provides for advances at 98% of the market value of first mortgage loans, and 95% of the market value of subordinate mortgage loans, not to exceed 100% of loan amount funded through this facility. We expect to renew this agreement during 2006 with terms that are similar to our current agreement.

Wachovia Bank, N.A. Facilities. We have a $1.0 billion committed repurchase facility with Wachovia Bank, N.A. that matures in May 2006. This facility provides for sublimits of $100.0 million for wet funded loans, $100.0 million for subordinate mortgage loans, and $50.0 million for balloon loans. This facility provides for advances at 98% of the market value of the mortgage loans, not to exceed 100% of the loan amount. We expect to renew this agreement during 2006 with terms that are similar to our current agreement except that we expect a portion of the facility to be committed and a portion of the facility to be uncommitted.

Credit Suisse First Boston. We have a $500.0 million committed and $200.0 million uncommitted repurchase facility that matures in July 2006. This facility provides for sublimits of $225.0 million for wet funded loans, $75.0 million for subordinate mortgage loans, $50.0 million for loans aged 30 to 60 days, $20.0 million for loans aged 120 to 181 days, and $3.0 million for repurchased loans. The facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility. We expect to renew this agreement during 2006 with terms that are similar to our current agreement.

Merrill Lynch Bank USA. We had a $500.0 million committed and $250.0 million uncommitted repurchase facility that matured in April 2006 and we did not extend or renew this facility. We repaid all amounts outstanding.

DB Structured Products. We have a $250.0 million committed and $150.0 million uncommitted repurchase facility with DB Structured Products that matures in May 2006. This facility provides for sublimits of $175.0 million for wet funded loans, $25.0 million for loans aged 180 to 270 days, $25.0 million for “super jumbo” loans, $50.0 million for subordinate mortgage loans, and $5.0 million for manufactured housing loans. This facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility. We expect to renew this agreement during 2006 with terms that are similar to our current agreement.

Bear Stearns Mortgage Capital. We have a $500.0 million uncommitted repurchase facility with Bear Stearns Mortgage Capital that matures in November 2006. This facility provides for sublimits of $25.0 million for non-owner occupied loans and $75.0 million for loans with a high loan to value ratio. This facility provides for advances at 98% of the market value of the loans, not to exceed 100% of the loan amount funded through this facility.

We manage the level of committed and uncommitted capacity to ensure we have the capacity to fund loans without having excessive committed capacity, which may result in us paying unnecessary commitment fees. We continue to negotiate terms with various warehouse lenders and may add new warehouse and repurchase facilities as necessary. In March 2006, we entered into a $30 million uncommitted warehouse and repurchase facility with Residential Mortgage Solutions, a specialty finance company that allows us to warehouse our repurchased loans.

The following table summarizes our warehouse and repurchase facilities as of December 31, 2005 and 2004 and our total facility amount as of December 31, 2005:

				Amount Outstanding
Warehouse, Repurchase and Aggregation Lender	Expiration Date	Total Facility Amount as of December 31, 2005	Wet Funding Sub-Limit	December 31,
				2005	2004
	(unaudited)
	(in thousands)
Countrywide Warehouse Lending	July 2006	$500,000	$150,000	$252,918	$235,939
UBS Real Estate Securities	Nov. 2005	N/A	N/A	56,034	400,563
IXIS Real Estate Capital	May 2006	500,000	200,000	365,511	154,412
Wachovia Bank, N.A.	May 2006	1,000,000	100,000	400,048	103,393
Credit Suisse First Boston	July 2006	950,000	225,000	735,378	—
Merrill Lynch Bank USA	April 2006	750,000	249,750	429,761	—
DB Structured Products	May 2006	500,000	175,000	413,081	—
Bear Stearns Mortgage Capital Corp.	Nov. 2006	500,000	—	55,535	—
Total		$4,700,000	$1,099,750	$2,708,266	$894,307

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statements purposes. As of December 31, 2005 and 2004, the amount outstanding under these borrowing arrangements was $2.7 million and $3.1 million, respectively.

From time to time we may also enter into repurchase borrowing arrangements, pledging securities we own as collateral. At December 31, 2005 we entered into one such repurchase arrangement with a financial institution pledging debt securities retained as part of the securitization completed in November 2005 as collateral. At December 31, 2005, $13.1 million was outstanding under this arrangement. We entered into a second repurchase borrowing arrangement with another financial institution in January 2006 pledging owner trust certificates retained from the securitizations completed in March 2005 and May 2005 as collateral. Through February 2006, a total of $29.8 million was outstanding under these arrangements.

Cash Flow

Cash used in operating activities increased to $7.1 billion for the year ended December 31, 2005 from $314.6 million for the year ended December 31, 2004. This increase is mainly due to an increase in loan production to $14.0 billion for the year ended December 31, 2005 from $9.1 billion for the year ended December 31, 2004 and the retention of $4.2 billion in loans held for investment.

Cash provided by investing activities increased to $804.6 million for the year ended December 31, 2005 from $10.6 million for the year ended December 31, 2004. The increase was mainly due to principal payments received on our loans held for investment.

Cash provided by financing activities increased to $6.3 billion for the year ended December 31, 2005 from $320.5 million for the year ended December 31, 2004. The increase is mainly due to increased borrowing capacity on our warehouse facilities, proceeds from the issuance of long-term debt, and proceeds received from our initial public offering.

Cash used in operating activities increased 44.6% to $314.6 million for the year ended December 31, 2004 from $217.5 million for the year ended December 31, 2003. This increase is mainly due to an increase in loan production to $9.1 billion for the year ended December 31, 2004 from $4.6 billion for the year ended December 31, 2003, offset by an increase in whole-loan sales volume of approximately $8.8 billion for the year ended December 31, 2004 from $4.3 billion for the year ended December 31, 2003.

Cash provided by investing activities was $10.6 million for the year ended December 31, 2004 as compared to $3.4 million used in investing activities for the year ended December 31, 2003. The increase was mainly due to cash receipts received from residual interests in securitizations.

Cash provided by financing activities increased 42.3% to $320.5 million for the year ended December 31, 2004 from $225.3 million for the year ended December 31, 2003. The increase is mainly due to increased borrowing capacity on our warehouse facilities that was used to finance growth in loan production.

Current Cash Requirements

Our portfolio of loans held-for-sale are financed through our warehouse lines and these lenders typically determine the amount they will advance us based on the fair value and age of our loans. During the fourth quarter, a portion of our loans held-for-sale became aged and lenders reduced the advance rate on these loans. In addition, warehouse advance rates were further reduced by declines in the value attributed to our loans held-for-sale. These factors, coupled with continued operating losses, utilized cash balances during the fourth quarter of 2005 and into early 2006. On January 6, 2006, we announced a restructuring that was designed to improve the quality and efficiency of our loan production and reduce operating costs.

This reorganization involved the consolidation of the Company’s seven wholesale loan processing centers into three. These three centers are located regionally in Irvine, California; Downers Grove, Illinois; and Glen Allen, Virginia. Lending operations for the Company’s retail subsidiary, Bravo Credit Corporation, was consolidated into two centers based in Irvine and Glen Allen. In addition, the reorganization resulted in a reduction in force of more than 440 employees. The reorganization was implemented during the first quarter of 2006 and in April 2006 when we announced a further reduction in our workforce. The estimated costs associated with the reorganization are as follows:

	Termination Costs
	January Event	April Event
	(in thousands)
Employee costs	$1,275	$1,299
Lease termination costs	6,241	434
Fixed asset write offs	1,834	—

Total	$9,350	$1,733

Lease termination costs represent the costs associated with terminating leases or the estimated costs associated with lease payments remaining under the term of the lease, net of the estimated fair value of subleasing the property. Fixed asset write offs reflect the estimated loss on the disposition of fixed assets at locations where we will cease operations. The fixed asset write off was charged to expense during 2005 as an impairment charge. Employee costs and lease termination costs were charged to expense when incurred during the first quarter of 2006.

We are continuing to review the level of operating costs and the cash requirements of operating our business. During the first quarter of 2006 we entered into loan sale transactions to reduce our aged inventory. We expect to continue to dispose of aged inventory either through whole loan sales or securitization transactions to improve warehouse advance rates on loans held-for-sale and reduce cash invested in our loan inventory.

We will focus on originating loans that will provide for improved gain on sale execution and manage to the resulting production volume, ensuring we maximize the efficiency of our operating infrastructure. As we undertake actions to ensure our operations generate necessary operational cash flow we will utilize available liquidity as necessary. Sources of liquidity include additional collateralized borrowing capacity utilizing our ownership interests in securitizations and the assets of the executive deferred compensation plan, refund of income taxes paid during 2003 though 2005 through carryback of operating losses and distributions of excess cash flow from our securitizations. We believe these sources of liquidity will be sufficient to sustain our operations for the foreseeable future and until our operations generate sustainable cash flow.

Depending on the extent we are required to utilize these sources of liquidity our ability to pay a dividend may be negatively impacted. On February 27, 2006, we announced a revision to our dividend policy and that we would not pay a dividend for the first quarter of 2006. To retain our REIT status, we must, among other things, distribute at least 90% of our REIT’s taxable income. If we utilize available liquidity for operations we may not have sufficient liquidity to pay the distributions required for us to maintain our REIT status. In this case, we would likely elect to “de-REIT” and adopt C-Corporation status, which would require stockholder approval. We may, regardless of liquidity requirements, decide to de-REIT as a means of better preserving operating liquidity and capital for future growth.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees and revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires equity instruments to be accounted for at fair value on the date of grant and for costs to be recognized over the period in which goods or services are received. In addition, SFAS 123(R) requires liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of equity instruments to be measured at fair value on the date of grant and to be remeasured each reporting period with changes in fair value being recognized during that period. SFAS 123(R) is effective for the first interim or annual reporting period for our fiscal year that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of January 1, 2006, we will apply the modified prospective application transition method and record compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. We do not expect the amount of compensation expense we will record in 2006 to be significant.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140. SFAS 155 permits fair value measurement for certain hybrid instruments, clarifies which interest-only and principal-only strips are subject to SFAS 133, clarifies and establishes requirements related to embedded derivatives, and amends SFAS 140 to eliminate the prohibition on qualified special purpose entities, or QSPEs, holding certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We have not yet determined the impact SFAS 155 will have on our financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 requires companies to record a servicing asset or servicing liability each time they undertake an obligation to service a financial asset from (i) the transfer of financial assets that meet the requirements for sale accounting, (ii) a transfer of financial assets to a QSPE in a guaranteed mortgage securitization in which the transferor retains the securities and accounts for them as available-for-sale or trading, or (iii) an acquisition or assumption of an obligation to service financial assets that does not relate to financial assets of the servicer or its affiliates. In addition, SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We have not yet determined the impact SFAS 156 will have on our financial statements.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects of general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. In 2001, the Federal Reserve reduced the targeted federal funds rate on 11 occasions for a total of 475 basis points. Inflation remained low in 2002 and 2003, which reflects that interest rates remained fairly steady in 2002, only dropping 50 basis points in 2002 and 25 basis points in the first half of 2003. However, since 2004 the federal funds rate has been increased 15 times by a total of 375 basis points through March 2006.

In addition, inflation results in an increase in the cost of goods and services purchased, salaries and benefits, occupancy expense and similar items. Inflation and any related increases in interest rates generally decrease the market value of investments and mortgage loans held and may adversely affect our liquidity and earnings, as well as our shareholders’ equity. Increases in interest rates tend to slow mortgage loan prepayment rates, adversely affect mortgage loan refinancings, and to a lesser extent, slow purchase money mortgage originations, as increased rates tend to slow home sales. Increased interest rates may reduce our earnings from our sale of mortgage loans in the whole-loan market. Except to the extent offset by changes in the rates earned on our mortgage loans, the value of, and net interest earnings on, our retained mortgage loan portfolio may be affected by changes in interest rates, credit spreads and prepayment rates on the mortgage loans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S. dollar denominated instruments, primarily residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk; the primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. None of our market risk sensitive assets, liabilities and related derivative positions are held for speculative purposes.

Risk Management

Historical operations risk management

We may enter into forward loan sales for the purpose of minimizing the market risks associated with the value of originated loans, while maximizing gain on sale of such loans. A primary risk associated with the loan origination business is the risk of fluctuating interest rates. The interest rate risk is a direct result of timing delays between (1) the fixing of the mortgage loan interest rate with borrowers and the funding of the loan and (2) the funding of the loan and the setting of terms for sale of loans to whole-loan market investors.

We may also hedge the economic value of funded loans that are held for sale but not yet allocated to an investor sale commitment. Once a loan has been funded, our risk management objective for our mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value of our mortgage loans.

Forward-looking risk management

Our risk management focuses on protecting against possible “compression” in the net interest margin with respect to the investment portfolio. The “yield curve” creates this risk because of different repricing durations for instruments with different maturities. In substance, the hedging objective is to protect the net interest margin by matching repricing durations for the hybrid/adjustable-rate mortgage loan portfolio and the corresponding funding sources. For accounting purposes, these hedges are called cash flow hedges, and the accounting is different than for fair value hedges.

Hybrid/adjustable-rate mortgage loans have longer repricing durations and we may not be able to obtain matched repricing durations for the corresponding funding sources since borrowings generally have a shorter repricing duration than most hybrid/adjustable-rate mortgage loans where the initial rate is fixed for one to five years. We hedge these loans with interest rate swap agreements, Eurodollar futures contracts and cap agreements in order to match the repricing durations of the loans and our funding sources.

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

In addition to our interest rate risk described above, we are subject to interest rate exposure relating to the portfolio of mortgage loans we hold. Changes in interest rates impact our future earnings in various ways. While we originate and hold in our loan portfolio primarily hybrid/adjustable-rate mortgage loans, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for a number of reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our hybrid/adjustable-rate mortgage loans because the reset dates on our borrowings generally occur sooner than that of the hybrid/adjustable-rate mortgage loans. The interest expense on the mortgage-backed securities is typically adjusted monthly relative to market interest rates, generally the one-month LIBOR. The interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans, generally for the first two or three years from origination, while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Second, interest rates on hybrid/adjustable-rate mortgage loans may be capped for the first adjustment, per adjustment period and for the life of the loan (commonly referred to as the initial cap, the periodic cap and the lifetime cap, respectively), and our borrowings may not have similar limitations. Third, interest rates on hybrid/adjustable-rate mortgage loans typically change less frequently than the applicable interest rates on our liabilities.

Interest rates can also affect our net return on hybrid/adjustable-rate mortgage loans. During a declining interest rate environment, the prepayment rates of hybrid/adjustable-rate mortgage loans may accelerate, causing the amount of fixed-rate financing to increase relative to the amount of hybrid/adjustable-rate mortgage loans, possibly resulting in a decline in our net return on hybrid/adjustable-rate mortgage loans, as replacement hybrid/adjustable-rate mortgage loans may have a lower yield than the hybrid/adjustable-rate mortgage loans being prepaid. In contrast, during an increasing interest rate environment, hybrid/adjustable-rate mortgage loans may prepay slower than expected, requiring us to finance a higher amount of hybrid/adjustable-rate mortgage loans than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on hybrid/adjustable-rate mortgage loans.

The rate of prepayment on mortgage loans may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause us to amortize the premiums paid for our mortgage loans faster, resulting in a reduced yield on our mortgage loans. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage loans, our earnings could be adversely affected.

Conversely, the rate of prepayment on mortgage loans may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our hybrid/adjustable-rate mortgage loans over a longer time period, resulting in an increased yield on our mortgage loans.

Interest rate changes may also impact our equity as our securities, mortgage loans and related derivative instruments are held at the lower of cost and market. We seek to hedge to some degree changes in value attributable to changes in interest rates by selling Eurodollar futures contracts. In general, we would expect that over time, decreases in income from our loan portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our Eurodollar futures contracts, and vice versa. However, the relationship between spreads on securities may vary from time to time, resulting in a net aggregate book value increase or decline. However, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our loan portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

Changes in market interest rates affect our estimates of the fair value on mortgage loans held for sale, the fair value of our mortgage loans held for investment, and related derivatives. The changes in fair value that are stated below are derived based upon hypothetical immediate and equal changes to market interest rates of various maturities. The effects of the hypothetical adjustment to the base or current interest rate curve are adjusted by the levels shown below:

Hypothetical Change in Interest Rate (basis points)	+100	+50	-50	-100
	(in thousands)
As of December 31, 2005
Change in fair value of loans held for sale	$(33,014)	$(16,507)	$16,507	$32,172
Change in fair value of loans held for investment	(60,802)	(29,996)	29,563	59,126
Change in fair value of Eurodollar contracts	18,575	9,288	(9,288)	(18,575)
Change in fair value of interest rate cap and swap contracts	60,562	30,224	(29,649)	(49,405)

Net change	$(14,679)	$(6,991)	$7,133	$23,318

As of December 31, 2004
Change in fair value of loans held for sale	$(10,360)	$(5,180)	$4,951	$9,764
Change in fair value of Eurodollar contracts	10,140	5,070	(5,070)	(10,140)

Net change	$(220)	$(110)	$(119)	$(376)

Residual Interests. We had residual interests in the loans held in the trust utilized in our off-balance sheet securitization transactions of $14.8 million and $20.2 million outstanding at December 31, 2005 and 2004, respectively. Residual interests are recorded at estimated fair value. We value these assets based on the present value of estimated future cash flows using various assumptions. The discount rates used to calculate the present value of the residual interests were 33.00%, 18.00%, and 18.00% for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively. The weighted average life of the mortgage loans used for valuation was 0.64 years, 0.71 years, and 0.45 years for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively.

Most of our residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, we review the fair value of our residual interests by analyzing prepayment, credit loss and discount rate assumptions in relation to actual experience and current rates of prepayment and credit loss prevalent in the industry.

Although we believe that the assumptions used to estimate the fair values of our residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

The residual interests are subject to actual prepayment or credit loss risk in excess of assumptions used in the valuation. Ultimate cash flows realized from these assets would be reduced should actual prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should actual prepayments or credit losses be below expectations.

The table below illustrates the resulting hypothetical fair values of our residual interests at December 31, 2005 and 2004 caused by assumed immediate increases to the key assumptions used to determine fair value:

	December 31,
	2005	2004
	(in thousands)
Carrying value / fair value of residual interests	$14,753	$20,167
Prepayment speed assumption:
Fair value after:
Impact of a 10% increase	$11,079	$19,697
Impact of a 20% increase	9,996	18,983
Credit loss assumption:
Fair value after:
Impact of a 10% increase	$13,169	$18,870
Impact of a 20% increase	11,962	17,832
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% increase	$14,554	$19,359
Impact of a 20% increase	14,358	18,594
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% increase	$13,771	$16,917
Impact of a 20% increase	12,814	14,037

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

Counterparty Risk

Our hedging strategy of using derivative instruments also involves certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions and securities dealers that are well capitalized with high credit ratings and with which we may also have other financial relationships. While we do not anticipate nonperformance by any counterparty, we will be exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty will be the difference between the value of the contract and the current market price. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

Credit Spread Exposure

The mortgage-backed securities we own are also subject to spread risk. The majority of these securities will be adjustable-rate securities valued based on a market credit spread to U.S. Treasury security yields. In other words, their value depends on the yield demanded on such securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the funding costs for new issuances of our mortgage-backed securities would tend to increase, thus reducing our net interest margin. Conversely, if the spread used to value such securities were to decrease or tighten, our funding costs for new issuances of our mortgage-backed securities would tend to decrease. Such changes in future funding costs may affect our net equity, net income or cash flow directly or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our securities and therefore our funding costs. This would have similar effects on our financial position and operations as would a change in spreads.

Credit Risk

We are subject to the risk of default or credit risk on the mortgage loans we originate and securitize. We are obligated under the terms of master loan purchase agreements to repurchase loans sold to investors in the event of a first or early payment default (FPD or EPD). An FPD or EPD exists when a borrower does not make a payment on a loan, generally during the first months following origination and sale to an investor. We usually will resell these repurchased loans, but generally at a discount to the initial sales price.

For loans we securitize and carry as held-for-investment, we are subject to the risk that a borrower will default, requiring foreclosure on and disposition of the collateral at an amount less than the principal and accrued interest. Our interests in our securitizations are subordinate to other interests and absorb the losses incurred on these loans, reducing the cash flows ultimately distributed to us. However, we are not obligated to fund losses beyond the interests we hold in our securitizations.

A key factor affecting credit risk is the credit quality of the loans we make. Credit quality is impacted by, among other things, the credit history of the borrower, the borrower’s FICO score, the income documentation provided by the borrower and value of the collateral in relation to the amount borrowed (loan to value). We make residential mortgage loans to borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers. As a result the credit risk associated with loans we make is higher than the credit risk associated with loans made by conventional mortgage lenders.

In recent years there have been a number of “non-traditional” mortgage loan products offered to borrowers such as hybrid loans (interest rate fixed for a period and then converts to adjustable), interest only loans, 80/20 loans (an 80% first mortgage “piggybacked” with a 20% second mortgage) and mortgages with terms in excess of the traditional 30 years (e.g., 40 years). These non-traditional mortgage loan products carry a higher credit risk principally due to the risk of “payment shock” (described below) and/or the limited equity a borrower may have in the collateral.

We generally qualify our borrowers based upon the initial payment for the mortgage loan. If the payment is subject to adjustment at some future point in time and if interest rates increase, the borrower’s income may not be able to support the monthly payment on the loan when the formerly fixed payment adjusts upward to reflect the increased interest rate (i.e., payment shock).

The equity held by a borrower in the collateral for a mortgage loan provides incentive to the borrower to repay the mortgage loan. If the borrower has limited or no equity in the collateral it is less likely that the borrower will repay the mortgage loan. Loans that provide the borrower essentially 100% financing for the purchase of a home (e.g., 80/20 loan product) leave the borrower limited or no equity in the collateral. In addition, a decline in the value of the collateral will also reduce or eliminate the borrower’s equity. While home values have generally increased over the past several years in the areas where we make our loans, there is no assurance that values will continue to increase or that values will not decline. These factors all contribute to the credit risk we assume in originating and investing in mortgage loans.

A summary of loan products originated by the Company during 2005 follows:

Product	Loan Count	Original Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
	(loan balances in thousands)
1 YR 1/29 ARM	1,656	$420,406	7.34%	616	82%	44%
10 YR Fixed	39	3,653	7.61%	624	61%	39%
15 YR Fixed	438	50,379	7.58%	630	72%	38%
2 YR I/O 2/28 ARM	3,424	1,015,283	6.63%	649	82%	41%
2/28 ARM	27,712	5,785,077	7.68%	598	80%	42%
2/28 Dual	4,872	1,439,813	7.49%	604	79%	44%
20 YR Fixed	2,812	170,961	9.71%	653	93%	42%
25 YR Fixed	40	6,698	7.27%	647	76%	40%
3 YR I/O 3/27 ARM	366	102,517	6.70%	658	82%	41%
3/27 ARM	2,802	568,381	7.57%	623	81%	41%
30 YR Fixed	7,259	1,369,195	7.15%	637	77%	41%
30/15 Fixed	5,723	400,893	10.48%	668	100%	43%
5 YR 5/25 ARM	358	86,680	6.85%	645	78%	41%
5 YR I/O 15 YR Fixed	1	60	7.44%	713	9%	45%
5 YR I/O 2/28 ARM	6,274	2,015,224	6.95%	655	82%	42%
5 YR I/O 3/27 ARM	1,182	335,999	6.85%	662	81%	41%
5 YR I/O 30 YR Fixed	518	151,499	6.68%	669	77%	41%
6 Month LIBOR	379	117,023	7.18%	640	82%	44%
HELOC LR 10/10	8	891	9.27%	662	91%	48%

Total	65,863	$14,040,632	7.47%	622	81%	42%

A summary of loan products in our portfolio of loans held for investment at December 31, 2005 follows:

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
	(loan balances in thousands)
1 YR 1/29 ARM	738	$131,048	7.21%	624	81%	43%
10 YR Fixed	24	2,081	7.47%	610	62%	40%
15 YR Fixed	216	24,924	7.11%	627	65%	37%
2 YR I/O 2/28 ARM	1,888	433,234	6.65%	655	81%	41%
20 YR Fixed	167	25,222	6.87%	644	71%	40%
25 YR Fixed	15	2,422	6.80%	649	77%	38%
2/28 ARM	13,048	2,071,392	7.58%	600	79%	42%
2/28 Dual	585	154,499	7.31%	591	78%	43%
3 YR I/O 3/27 ARM	240	58,610	6.76%	664	82%	41%
30 YR Fixed	3,698	666,411	6.97%	644	76%	41%
3/27 ARM	1,432	256,089	7.60%	618	81%	41%
5 YR 5/25 ARM	231	47,193	6.76%	649	78%	41%
5 YR I/O 2/28 ARM	702	183,462	6.80%	661	81%	41%
5 YR I/O 30 YR Fixed	215	55,790	6.65%	682	76%	40%
5 YR I/O 3/27 ARM	284	73,823	6.94%	666	83%	40%
6 Month LIBOR	193	28,424	6.96%	647	81%	43%

Total	23,676	$4,214,624	7.29%	620	79%	41%

A summary of loan products in our portfolio of loans held for sale at December 31, 2005 follows:

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
	(loan balances in thousands)
1 YR 1/29 ARM	218	$58,740	7.92%	607	83%	44%
10 YR Fixed	2	147	10.26%	624	86%	39%
15 YR Fixed	64	5,862	8.55%	620	81%	38%
2 YR I/O 2/28 ARM	70	20,720	7.31%	633	87%	41%
20 YR Fixed	610	35,049	10.74%	645	98%	43%
25 YR Fixed	14	1,766	8.39%	641	83%	42%
2/28 ARM	4,250	908,289	8.32%	592	81%	42%
2/28 Dual	2,282	691,493	7.75%	607	81%	44%
3 YR I/O 3/27 ARM	5	1,251	7.03%	641	79%	38%
30 YR Fixed	1,352	201,587	7.97%	624	80%	42%
30/15 Fixed	2,169	163,729	10.98%	662	100%	43%
3/27 ARM	199	41,970	7.92%	606	82%	40%
5 YR 5/25 ARM	24	5,669	7.51%	650	77%	41%
5 YR I/O 2/28 ARM	1,590	551,768	7.29%	654	83%	43%
5 YR I/O 30 YR Fixed	65	21,285	6.79%	652	79%	40%
5 YR I/O 3/27 ARM	101	31,363	7.13%	644	83%	43%
6 Month LIBOR	62	21,711	7.76%	628	81%	44%

Total:	13,077	$2,762,399	8.08%	618	83%	43%

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in the consolidated financial statements set forth in Part IV, Item 15(a) of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

We restated our financial statements for the three and nine months ended September 30, 2005. The restatement was the result of a clerical error in recording interest income on certain cash investments. In reviewing the circumstances underlying the restatement, management determined that the error resulted from a material weakness in the registrant’s internal controls and procedures relating to incompatible duties being performed by staff and improper preparation and review of account reconciliations. Management has revised procedures to segregate certain responsibilities among staff and to facilitate the timely review and preparation of account reconciliations.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation and taking into account the deficiencies discussed above, our Co-Chief Executive Officers and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures are not effective at a reasonable level in timely alerting them to material information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our board of directors, executive officers, audit committee, audit committee financial expert and code of ethics is set forth under the caption “Election of Directors”, “Election of Directors—Committee of the Board”, “Executive Officers of the Company” and “Code of Ethics” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Section 16(a) Beneficial Ownership Reporting” of our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation and Other Information” and “Election of Directors—Board Compensation and Benefits” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Voting Securities and Principal Holders Thereof”, “Executive Compensation and Other Information” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Sprint Funding Corporation (“Sprint”) has common principal owners with us, certain of whom serve as our officers, and subleased facilities from us. Sprint paid us approximately $108,000, $102,000 and $112,000 for office space that was co-leased during the years ended December 31, 2005, 2004, and 2003, respectively. We also received approximately $41,000 and $101,000 for accounting and information technology services that were provided to Sprint during the years ended December 31, 2004 and 2003, respectively. In addition, we paid approximately $525,000 and $1,180,000 in fees related to the purchase of loans from Sprint during the years ended December 31, 2004 and 2003, respectively. We did not provide any services to Sprint or purchase any loans from them during 2005.

The Co-Chief Executive Officer and Chairman’s spouse was employed by us as an account executive from April 2002 to June 2005. She was paid approximately $712,800 in 2003, $475,200 in 2004, and $271,000 in 2005 in total compensation pursuant to our stated compensation structure for account executives.

The Co-Chief Executive Officer and President’s spouse has been employed by us as an account executive since May 2002. She was paid approximately $2.8 million in 2003, $2.9 million in 2004, and $2.3 million in 2005 pursuant to our stated compensation structure for account executives.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and such information is herein incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statements and Schedules

(a) Financial Statements and Schedules included in this report:

1.	Consolidated Financial Statements—See “Index to Consolidated Financial Statements”

2.	Consolidated Financial Statement Schedule—See “Index to Consolidated Financial Statements”

(b) Exhibits:

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECC CAPITAL CORPORATION

By:	/s/ STEVEN G. HOLDER
Steven G. Holder
Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEVEN G. HOLDER Steven G. Holder	Co-Chief Executive Officer and Chairman (Principal Executive Officer)	April 17, 2006

/s/ SHAHID S. ASGHAR Shahid S. Asghar	Co-Chief Executive Officer, President and Director	April 17, 2006

/s/ ROQUE A. SANTI Roque A. Santi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 17, 2006

/s/ GREG LUBUSHKIN Greg Lubushkin	Chief Accounting Officer (Principal Accounting Officer)	April 17, 2006

/s/ JAMES R. BRAZIL James R. Brazil	Director	April 17, 2006

/s/ DOUGLAS INGRAM Douglas Ingram	Director	April 17, 2006

/s/ WILLIAM JACOBY William Jacoby	Director	April 17, 2006

C ONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

ECC Capital Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of ECC Capital Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECC Capital Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Irvine, California

March 24, 2006

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$46,904	$22,023
Restricted cash	18,600	2,250
Other receivables	24,966	10,379
Mortgage loans held for sale, net	2,744,423	911,784
Mortgage loans held for investment, net	4,222,063	—
Accrued mortgage loan interest	46,840	1,581
Residual interests in securitization	14,753	1,917
Residual interests in securitization, pledged as collateral	—	18,250
Prepaid expenses and other assets	30,502	12,067
Derivative instruments	58,948	2,509
Equipment and leasehold improvements, net	14,422	8,440
Income taxes receivable	31,197	16,346

Total assets	$7,253,618	$1,007,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Warehouse and repurchase facilities	$2,708,266	$894,307
Long-term debt	4,166,127	—
Securities sold under agreements to repurchase	13,074	3,970
Accounts payable and accrued expenses	63,236	40,131
Dividends payable	18,044	—
Income tax payable	—	16,189

Total liabilities	6,968,747	954,597

Commitments and contingencies

Stockholders’ equity
Common stock authorized, 200,000,000 shares of $0.001 par value at December 31, 2005 and December 31, 2004; issued and outstanding, 100,242,336 shares at December 31, 2005 and 37,842,733 at December 31, 2004	100	38
Additional paid in capital	374,279	12,359
Accumulated other comprehensive income	1,420	76
Deferred compensation	(2,656)	(243)
Retained earnings / (accumulated deficit)	(88,272)	40,719

Total stockholders’ equity	284,871	52,949

Total liabilities and stockholders’ equity	$7,253,618	$1,007,546

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2005	2004	2003
Revenue
Interest income	$342,453	56,189	34,596
Interest expense	(206,523)	(28,170)	(19,605)

Net interest income	135,930	28,019	14,991

Provision for loan losses—Loans held for investment	41,185	—	—

Net interest income, after provision for loan losses	94,745	28,019	14,991

Gain (loss) on sale of loans, net	(38,332)	113,832	64,319
Gain on trading securities and derivative instruments, net	39,327	21,486	—

Total revenue	95,740	163,337	79,310

Expense
Personnel	84,165	48,655	28,566
Production and marketing	23,612	12,301	6,115
Servicing fees	13,882	7,152	2,966
Occupancy expense	9,714	5,938	2,671
General and administrative	46,192	40,727	19,308

Total expenses	177,565	114,773	59,626

Other income	5,382	—	—

Income (loss) before income taxes	(76,443)	48,564	19,684

Provision (benefit) for income taxes	(12,319)	20,288	8,437

NET INCOME (LOSS)	$(64,124)	$28,276	$11,247

Net income (loss) per share of common stock
Basic	$(0.72)	$1.15	$0.47
Diluted	$(0.72)	$0.66	$0.30

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares Outstanding	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2002	23,691	$20	$9	$1	$—	$6,471	$—	$—	$1,350	$7,851
Issuance of common stock options	—	—	—	—	—	109	—	(109)	—	—
Compensation expense from stock options	—	—	—	—	—	—	—	11	—	11
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	11,247	11,247
Unrealized gain on residual interests in securitization, net of tax effect of $26	—	—	—	—	—	—	36	—	—	36

Total comprehensive income	—	—	—	—	—	—	—	—	—	11,283

Balance, December 31, 2003	23,691	20	9	1	—	6,580	36	(98)	12,597	19,145
Exercise of common stock option	109	—				176				176
Tax benefit from non-qualified stock options						27				27
Exercise of common stock warrants	1,912	2				4,879				4,881
Acceleration of stock options						739		(739)		—
Compensation expense from stock options								558		558
Cancellation of stock options						(36)		36		—
Issuance of common stock warrants						12,221				12,221
Cancellation of common stock warrants						(12,221)				(12,221)
Issuance of Series C preferred stock, 3,549 shares					3	2,997				3,000
Redemption of Series C preferred stock, 3,549 shares					(3)	(2,997)				(3,000)
Dividends									(154)	(154)

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Number of Common Shares Outstanding	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total
Comprehensive Income:
Net income									28,276	28,276
Unrealized gain on residual interests in securitization, net of tax effect of $29							40			40

Total comprehensive income	—	—	—	—	—	—	—	—	—	28,316

Balance, December 31, 2004	25,712	22	9	1	—	12,365	76	(243)	40,719	52,949
Coversion of Encore preferred and common to ECC Capital common stock	12,131	16	(9)	(1)	—	(6)	—	—	—	—

Balance, December 31, 2004 adjusted for conversion	37,843	38	—	—	—	12,359	76	(243)	40,719	52,949
Sale of common stock	56,571	56				353,613				353,669
Offering expenses						(3,706)				(3,706)
Exercise of common stock options	3,627	4				3,842				3,846
Tax benefit from non-qualified stock options and restricted stock, net of valuation allowance of $4,602						—				—
Exercise of common stock warrants	1,478	1				936				937
Issuance of restricted stock	867	1				5,726		(5,727)		—
Repurchase of common stock	(144)	—				(722)				(722)
Stock compensation						2,231				2,231
Amortization of deferred compensation expense								3,314		3,314
Dividends									(64,867)	(64,867)
Comprehensive Income (loss):
Net loss									(64,124)	(64,124)
Unrealized gain on residual interests in securitization							1,344			1,344

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(62,780)

Balance, December 31, 2005	100,242	$100	$—	$—	$—	$374,279	$1,420	$(2,656)	$(88,272)	$284,871

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income/ (loss)	$(64,124)	$28,276	$11,247
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	10,333	2,661	1,272
Provision for loan losses	41,185	—	—
Change in mortgage loans	(6,910,765)	(349,381)	(235,671)
Fair value adjustment of residual interest	7,361	1,650	(52)
Accretion of residual interest	(2,989)	(3,340)	(332)
Compensation charge from stock options and warrants	5,557	3,591	16
Net increase in fair value of derivative instruments	(56,439)	(2,509)	—
Loss on disposal/impairment of equipment	1,864	72	65
Other	201	706	250
Net change in:
Other receivables	(14,587)	(4,846)	(2,486)
Accrued mortgage loan interest	(45,259)	(274)	(231)
Accrued bond interest payable	2,116	—	—
Prepaid expenses and other assets	(22,947)	(11,001)	(717)
Deferred and prepaid tax	(14,851)	(13,319)	(1,719)
Accounts payable and accrued expenses	23,577	20,396	10,690
Income tax payable	(16,189)	12,708	215

Net cash used in operating activities	(7,055,956)	(314,610)	(217,453)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(12,686)	(2,768)	(3,401)
Principal payments received on loans held for investment	814,879	—	—
Cash received from residual interest	2,386	13,389	—

Net cash provided by investing activities	804,579	10,621	(3,401)

Cash flows from financing activities:
Net increase in warehouse lines of credit	1,813,959	317,529	225,649
Proceeds from issuance of long-term debt	5,028,032	—	—
Principal payments on long-term debt	(864,223)	—	—
Proceeds from subordinate debt	—	2,645	—
Payments of subordinate debt	(3,970)	(3,538)	—
Proceeds from repurchase agreement	13,074	15,401	—
Payments of repurchase agreement	—	(11,538)	—
Payments of capital lease obligations	(1,453)	(741)	(77)
Restricted cash	(16,350)	(1,125)	(225)
Dividends paid	(46,824)	(154)	—
Proceeds from issuance of preferred stock	—	3,000	—
Redemption of preferred stock	—	(3,000)	—
Proceeds from the issuance of stock options and stock warrants	4,050	2,050	—
Proceeds from issuance of common stock	349,963	—	—

Net cash provided by financing activities	6,276,258	320,529	225,347

Net increase in cash and cash equivalents	24,881	16,540	4,493

Cash at beginning of the period	22,023	5,483	990

Cash at end of the period	$46,904	$22,023	$5,483

Supplemental cash flow information:
Cash used to pay interest	$194,995	$28,808	$17,521
Cash used to pay income taxes	17,708	20,288	10,046

Supplemental non-cash financing activity:
Fixed assets acquired through capital leases	$981	$3,931	$301
Transfer of loans held for sale to held for investment	5,060,450	—	—

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ORGANIZATIONAL AND ACCOUNTING POLICIES

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

The Company originates nonconforming mortgage loans through its taxable REIT subsidiary, Encore Credit Corp. and its indirect wholly-owned subsidiary, Bravo Credit Corporation, principally using its network of brokers throughout the United States. The Company either sells loans to third parties, primarily through Encore Credit, or transfers loans to a wholly-owned bankruptcy remote subsidiary which finances such loans through the issuance of asset-backed securities in securitization transactions accounted for as financings.

On February 18, 2005, the Company completed its initial public offering and conversion to a REIT. Prior to the completion of the initial public offering, the Company formed a wholly-owned subsidiary, ECC Merger Sub, for the interim purpose of effecting the merger. Encore Credit Corp. merged with ECC Merger Sub, with Encore Credit Corp. surviving. In connection with the merger, the shareholders of Encore Credit Corp. received 1.183 shares of common stock of ECC Capital for each share of common stock, Series A preferred stock and Series B preferred stock of Encore Credit. In addition, each outstanding option to purchase Encore Credit Corp. common stock was assumed by the Company and adjusted to reflect the exchange ratio in the merger. Each warrant to purchase Encore Credit Corp. common stock was exercised prior to the merger. Following the initial public offering, Encore Credit became a wholly-owned subsidiary of the Company.

As part of the initial public offering, the Company: (i) issued 40,406,105 shares of common stock to the stockholders of Encore Credit Corp. in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share, and (iii) sold 3,940,110 shares of common stock in a private placement offering at $6.345 per share. ECC Capital raised a total of $379,375,000 through the sale of its stock (before offering expenses) in the public offering and the private placement.

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

The Company securitizes its loans held for investment by transferring loans to a trust that issues long term debt (see Note F). The Company retains certain servicing rights and the excess interest spread between the rate paid by the borrowers and the rate paid to the noteholders. The structure of a trust limits its activities to holding the transferred assets and transferring cash collected to the entity’s beneficial interest holders. Certain trusts utilized by the Company do not meet the definition of a qualified special purpose entity as defined by Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as: (i) the Company retains certain discretionary rights as servicer of the mortgage loans transferred to the trust, (ii) the Company holds a right to repurchase any of the loans in the

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trust aggregating up to 1% of the initial principal balance of the transferred loans, and (iii) the trust may, with the approval of the beneficial interest holders, acquire derivative financial instruments. Such trusts are considered variable interest entities (VIE) as defined by FASB Interpretation No. 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. The Company is considered the primary beneficiary of the trust because, as the recipient of the excess cash flows from the trust, the Company’s interests in the trust are exposed to the majority of the variability in the trust’s cash flows. As the primary beneficiary of the trust, the Company has consolidated the assets and liabilities of the trust in the accompanying financial statements.

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

Management Operating Plans

During 2005 the Company experienced an operating loss of $64.1 million, largely as a result of an $80.9 million loss in its mortgage banking segment. Primarily as a result of these operating losses, and as discussed further in Note E, the Company was not in compliance with certain financial covenants under its warehouse agreements, requiring it to obtain waivers. Excluding its equity in the loss of the mortgage banking segment, the Company’s portfolio segment was profitable and, as a result of the Company’s REIT status, the Company declared and distributed dividends of $64.9 million. The losses of the mortgage banking segment were primarily the result of a decline in prices at which the Company could sell loans that occurred throughout 2005. During the fourth quarter, a portion of loans held-for-sale aged on warehouse lines and lenders reduced the advance rate on these loans. In addition, warehouse advance rates were further reduced by declines in the value attributed to loans held-for-sale. These factors, coupled with continued operating losses utilized cash balances during the fourth quarter of 2005 and into early 2006.

As discussed in Note R, on January 6, 2006, the Company announced a restructuring plan. Management is continuing to review the level of operating costs and the cash requirements of operating the business. During the first quarter of 2006, the Company entered into loan sale transactions to reduce aged inventory. Management expects to continue to dispose of aged inventory either through whole loan sales or securitization transactions to improve warehouse advance rates on loans held-for-sale and reduce cash invested in mortgage loans held for sale.

Management has implemented plans to originate loans that are designed to improve gain on sale execution, and will manage to the resulting production volume to maximize the efficiency of the Company’s operating infrastructure. Management will utilize available liquidity as necessary as it undertakes actions to ensure operations generate necessary operational cash flow. Sources of liquidity include additional collateralized borrowing capacity utilizing ownership interests in securitizations and the assets of the executive deferred compensation plan, refund of income taxes paid during 2003 though 2005 through carry back of operating losses and distributions of excess cash flow from our securitizations. Utilization of available liquidity for operations during 2006 may require the Company to defer or eliminate dividend payments in 2006; however, management believes these sources of liquidity will be sufficient to sustain the Company’s operations throughout 2006 and until operations generate positive cash flow.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company financed substantially all of its loan originations through warehouse facilities. Each of these facilities may be terminated by the lender upon an event of default, subject in some cases to cure periods. As discussed in Note E, the Company was not in compliance with certain of its warehouse covenants (mainly related to profitability) as of December 31, 2005 and received waivers from the warehouse lenders. As of December 31, 2005, the aggregate balance outstanding under all warehouse facilities was approximately $2.7 billion. These facilities mature between April 2006 and November 2006. Although the Company received waivers for non-compliance with financial covenants and has been able to extend and renew its warehouse facilities, there is no guarantee these facilities will provide waivers or extend credit to the Company in the future if the Company is not profitable. If the Company is not able to renew all of these warehouse facilities or arrange for new financing on acceptable terms, or if the Company defaults on its covenants and is unable to access funds under any of these facilities, the Company may not be able to originate new loans or continue to fund operations. In the event of default, the lender could require the Company to repay the outstanding debt, which could result in the Company having to sell loans at unfavorable prices in order to repay the debt. If these events were to occur, they could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

While management believes the implementation of its plans will improve cash flow and ultimately result in profitable operations, there can be no assurances that this will occur. Achievement of these results depends on factors outside management’s control including, but not limited to, the general economic environment, changes in interest rates, demand for housing and availability of credit. If the Company is unable to operate profitably and generate positive cash flow, the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities may be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents include funds invested in interest earning accounts such as money market funds and similar accounts.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses on Mortgage Loans Held for Investment

In connection with its mortgage loans held for investment, the Company establishes an allowance for loan losses based on its estimate of losses inherent and probable as of the balance sheet date. The Company charges off uncollectible loans at the time of liquidation. The Company evaluates the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, characteristics of the portfolio, the value of the underlying collateral and the general economic environment. The Company believes the allowance for loan losses is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. Provision for losses is charged to the Company’s consolidated statement of operations and losses incurred are charged to the allowance.

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when any concern exists as to the ultimate collectibility of principal or interest. Interest income recognized prior to loans becoming 90 days past due is not reversed; however, it is included in our allowance for loan losses. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. As of December 31, 2005 and 2004, there were loans with an unpaid principal balance of $82,628,000 and $0 on non-accrual status, respectively.

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

Loan sales and securitizations are accounted for as sales when control of the loans are surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange. Retained interests in securitizations are measured by allocating the previous carrying value between the loans sold and the interests retained, if any, based on their relative fair values at the date of transfer.

Repurchase Allowance

The Company records a repurchase allowance for loans sold to investors where there is the potential for repurchase of those loans or indemnification of losses based on alleged violations of representations and warranties, which are customary to the mortgage banking industry. Provisions for losses are charged to operations and credited to the repurchase allowance and are determined to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold. In determining the adequacy of the repurchase allowance, management considers historical loss experience to identify the risks associated with the potential repurchase of loans sold. Amounts included in the repurchase allowance are recorded in accounts payable and accrued expenses.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s transactions in the repurchase allowance for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004	2003
	(in thousands)
Beginning balance	$5,085	$830	$500
Provision for repurchases	12,837	10,230	2,848
Recoveries	—	—	—
Amounts charged off	(7,991)	(5,975)	(2,518)

Ending balance	$9,931	$5,085	$830

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

The Company allocates its basis in the mortgage loans and residual interests between the portion of the assets sold through the Certificates and the portion of retained interests based on the relative fair values of those portions on the date of sale. The Company recognizes gains or losses attributable to the changes in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as either available-for-sale or trading securities. At December 31, 2005, the Company had $1,464,000 in residual interests classified as available-for-sale and $13,289,000 in residual interests classified as trading securities. The Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate commensurate with the risks involved. In accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, increases to the fair value of available-for-sale residual interests are recorded as unrealized gains, net of tax, as a component of other comprehensive income, with the yield being adjusted on a prospective basis. Decreases to the fair value, that are considered to be other than temporary, are recorded as a loss against earnings in the period of the change. Changes to the fair value of trading residual interests are recorded through earnings as a component of the gain or loss on trading securities and derivative instruments.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s residual interests are subordinated to the Certificates until the Certificate holders are fully paid.

Real Estate Owned

Real Estate Owned (“REO”) results from the Company foreclosing on delinquent borrowers. These properties are held for sale and carried at the lesser of the carrying value or fair value less estimated selling costs. Individual properties are periodically evaluated and additional impairments are recorded, if necessary. At December 31, 2005 and 2004, the Company had REO properties valued at $2,269,000 and $325,000, respectively, which are included in other assets on the balance sheets.

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

Furniture and equipment                    Three to seven years

Leasehold improvements                    Lesser of the lease term or estimated useful life

Securities Sold Under Agreements to Repurchase

Transactions involving sales of securities under agreements to repurchase are recorded at their contractual amounts plus accrued interest and are accounted for as collateralized financings. As of December 31, 2005, the Company had pledged subordinate bonds retained in an on-balance sheet securitization, which have a face value of $31,500,000, in order to secure borrowings of $13,074,000. These borrowings carry an interest rate of 1-month LIBOR plus 0.45%. As of December 31, 2004, the Company had pledged residual interests in off-balance sheet securitizations, which were valued at $18,250,000, in order to secure borrowings of $3,970,000. The borrowings carried an interest rate of 1-month LIBOR plus 1.75% and were repaid in February 2005. At December 31, 2005, the 1-month LIBOR rate was 4.39%.

The Company continues to report assets it has pledged from off-balance sheet securitizations as collateral in secured borrowings, as the secured party does not have the right to sell or repledge the assets. Assets from on-balance sheet securitizations are not separately identified in the Company’s consolidated financial statements, as the mortgage loans underlying the cash flows remain on the balance sheet.

Derivative Instruments

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets, mortgage loans held for sale and the repricing of long-term debt issued in securitization transactions, the Company uses derivative financial instruments such as Eurodollar futures contracts, interest rate caps, and interest rate swaps. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intended to provide income and cash flow to partially offset changes in interest income and cash flows as interest rates change. The derivative financial instruments and any related margin accounts are included in derivative instruments on the consolidated balance sheets and are carried at their fair value. Changes in the fair value of derivative instruments are reported as gain or loss on trading securities and derivative instruments within the consolidated statement of operations. The Company held the following positions in derivatives (in thousands):

	December 31, 2005		December 31, 2004		Term
Contract	Notional amount	Fair value	Notional amount	Fair value
Eurodollar futures	$7,430,000	$(1,032)	$4,056,000	$(5,942)	Various through March 2010
Eurodollar margin deposits	N/A	6,497	N/A	$8,451	N/A
Interest rate swaps	1,688,582	19,031	—	—	Amortizing through February 2010
Interest rate cap	2,816,892	34,452	—	—	Amortizing through February 2008

Derivative instruments		$58,948		$2,509

The notional amount of Eurodollar futures contracts is greater than the outstanding balance of items they hedge because there are multiple Eurodollar futures contracts at various maturities covering the same hedged items for different periods. During the year ended December 31, 2005, the Company recorded a gain of $47,057,000 related to these derivatives, representing $52,736,000 in fair value adjustments and settlement payments of $5,679,000 on the swaps and caps. At December 31, 2005 the Company was required by a counterparty to maintain a margin deposit against the Eurodollar futures of $6,497,000. As the counterparty and the Company have a right of offset, the net margin deposit of $5,465,000 is included with the carrying value of the derivatives instruments.

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

The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized, as required by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. In determining the possible realization of deferred tax assets, the Company considers future taxable income from the following sources: (i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan sales from Encore Credit, the Company’s TRS, to the REIT are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in the Company’s separate accounts. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between ECC Capital’s tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. At December 31, 2005 management determined that it is unlikely that Encore will pay tax related to the intercompany gain arising on intercompany sales occurring in 2005 and that the tax effect of intercompany gains should reduce the tax benefit that would otherwise have been recorded.

Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretation. As such, the Company recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Had the estimated fair value of the options granted during the period been included in compensation expense following the provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, the Company’s net income (loss) would have been as follows:

	For the year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income / (loss):
As reported	$(64,124)	$28,276	$11,247
Compensation expense	(403)	(355)	(55)

Pro forma	$(64,527)	$27,921	$11,192

Income / (loss) per share:
Basic, as reported	$(0.72)	$1.15	$0.47
Basic, pro forma	$(0.72)	$1.14	$0.47
Diluted, as reported	$(0.72)	$0.66	$0.30
Diluted, pro forma	$(0.72)	$0.65	$0.30

During 2005, the Company granted 1,792,000 stock options with a weighted average fair value of $0.19 per share. As discussed in Note J, the Company accelerated the vesting of 1,787,000 of these options and the entire fair value of these options has been included in the pro-forma compensation expense for the year ended December 31, 2005. The fair value of these awards has been determined based on the fair value of the options on the date of grant, as the modification did not result in additional value.

The fair value of each pre-IPO option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate at the date of grant which ranged from 3.55% to 4.76%; and expected life of 5 years. The assumptions utilized in valuing the grants of options during the nine months ended September 30, 2005 were: dividend yield of 10%; expected volatility of 45%; risk-free interest rate at the date of grant which ranged from 3.85% to 4.31%; and expected life of 4.5 years.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) Per Share

Basic income / (loss) per share is computed by dividing income (loss) available to stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes actual shares of common stock outstanding during the period weighted from the date of issuance, less unvested restricted stock. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

For the year ended December 31, 2005, basic and diluted earnings per share have been calculated based on 89,186,000 weighted average shares outstanding as the Company incurred a loss and, therefore, the effect would be antidilutive. At December 31, 2004, there were no stock options excluded from the computation of diluted income per share. At December 31, 2003, stock options outstanding to purchase 666,073, and 2,957,695 shares of common stock, at an exercise price of $0.51—$0.85, and $1.14, respectively, were outstanding but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the estimated value of common shares during those periods and, therefore, the effect would be antidilutive. For the years ended December 31, 2004 and 2003 there were no stock warrants excluded from the computation of diluted income per share.

Income (loss) per share were calculated as follows:

	For the year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Basic income /(loss) and diluted income	$(64,124)	$28,276	$11,247

Weighted average number of shares issued	89,186	24,493	23,691
Weighted average number of unvested restricted stock	N/A	—	—
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	N/A	5,045	1,167
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	N/A	1,385	570
Dilutive effect on assumed conversion of preferred stock outstanding	N/A	12,131	12,131

Diluted shares	89,186	43,054	37,559

Income / (loss) per share:
Basic	$(0.72)	$1.15	$0.47
Diluted	$(0.72)	$0.66	$0.30

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain loans, such as adjustable rate mortgages, interest-only loans, loans with a high loan to value (“LTV), and similar loans may increase the Company’s credit risk. A summary of these loan products originated by the Company during 2005 and in the Company’s portfolio of loans held for sale and held for investment as of December 31, 2005 follows:

	Originations		Loans Held For Sale		Loans Held for Investment
	Amount Originated	Percentage Originated*	Balance at December 31, 2005	Percentage of Balance*	Balance at December 31, 2005	Percentage of Balance*
	(loan balance in thousands)
Adjustable rate mortgages	$11,886,403	85%	$2,335,737	84%	$3,437,774	82%
Interest-only loans	3,620,581	26%	627,609	23%	804,918	19%
Loans with an LTV greater than 80%	9,240,448	66%	1,349,802	49%	1,875,096	44%
Second liens with a combined LTV of 100%	566,516	4%	223,575	8%	—	0%
40 year amortization for 1st 10 years, 20 year amoritzation for years 11-30	1,439,813	10%	691,004	25%	154,499	4%

*	Total percentages may exceed 100%, as loans may be included in more than one category.

During 2005, the Company originated approximately 46% of its mortgage loans in the State of California. The concentration of mortgage loans originated in California increases the risk that any adverse economic, regulatory or other developments that may occur in California may adversely affect the Company’s results of operations or financial condition.

During 2005, the Company sold approximately 66% of its loans to its four largest investors. The Company believes it is not exposed to significant risk due to its ability to sell loans to other investors. However, if these investors stopped purchasing loans, the Company’s profit may be adversely affected.

The Company originates real estate loans and generates revenues from the sale of loans and through the net interest spread on its portfolio of loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. A change in underlying economic conditions of the real estate market could have an adverse impact on the Company’s operations. The primary market risk facing the Company is interest rate risk. The Company utilizes various financial instruments, including forward sales contracts, to manage the interest rate risk related specifically to its mortgage loan inventory. The overall objective of the Company’s interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees and revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires equity instruments to be accounted for at fair value on the date of grant and for costs to be recognized over the period in which goods or services are received. In addition, SFAS 123(R) requires liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of equity instruments to be measured at fair value on the date of grant and to be remeasured each reporting period

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with changes in fair value being recognized during that period. SFAS 123(R) is effective for the first interim or annual reporting period for the Company’s fiscal year that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of January 1, 2006, the Company will apply the modified prospective application transition method and record compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. The Company does not expect the amount of compensation expense it will record in 2006 to be significant.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140. SFAS 155 permits fair value measurement for certain hybrid instruments, clarifies which interest-only and principal-only strips are subject to SFAS 133, clarifies and establishes requirements related to embedded derivatives, and amends SFAS 140 to eliminate the prohibition on QSPEs holding certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company has not yet determined the impact SFAS 155 will have on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 requires companies to record a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset from (i) the transfer of financial assets that meet the requirements for sale accounting, (ii) a transfer of financial assets to a QSPE in a guaranteed mortgage securitization in which the transferor retains the securities and accounts for them as available-for-sale or trading, or (iii) an acquisition or assumption of an obligation to service financial assets that does not relate to financial assets of the servicer or its affiliates. In addition, SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company has not yet determined the impact SFAS 156 will have on its financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the December 31, 2005 presentation.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—LOANS HELD FOR SALE

Mortgage loans held for sale consisted of the following:

	December 31, 2005	Weighted Average Coupon	December 31, 2004	Weighted Average Coupon
	(in thousands)
Mortgage loans held for sale	$2,762,399	8.08%	$901,434	7.08%
Net deferred origination costs	22,549		12,302
Lower of cost or market adjustment	(40,525)		(1,952)

Loans, net	$2,744,423		$911,784

Gain (loss) on sale of loans was comprised of the following components for the year ended December 31, 2005, 2004, and 2003:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Premium from whole-loan sales	92,431	$259,799	$131,634
Provision for repurchases	(12,837)	(10,230)	(2,848)
Non-refundable loan fees, net	(5)	(135)	2
Lower of cost or market adjustment for loans held for sale	(40,689)	(960)	(1,547)
Deferred origination costs	(77,232)	(134,642)	(62,922)

Gain (loss) on sale of loans, net	$(38,332)	$113,832	$64,319

NOTE C—LOANS HELD FOR INVESTMENT

The components of mortgage loans held for investment at December 31, 2005 and 2004 were as follows:

	December 31, 2005	Weighted Average Coupon	December 31, 2004
	(dollars in thousands)
Unpaid principal balance of mortgage loans	$4,214,624	7.29%	$—
Net deferred origination costs and discount	48,301		—
Allowance for loan losses	(40,862)		—

	$4,222,063		$—

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the year ended December 31, 2005 and 2004:

	For the year ended December 31,
	2005	2004
	(dollars in thousands)
Beginning balance	$—	$—
Additions	41,185	—
Charge-offs, net	(323)	—

Ending balance	$40,862	$—

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D—RESIDUAL INTEREST

The following table summarizes activity in residual interests:

	For the year ended December 31,
	2005	2004
	(in thousands)
Beginning balance	$20,167	$1,596
Residual interests	—	30,800
Mark-to-market adjustment	(6,017)	(1,582)
Accretion of residual interests	2,989	3,340
Cash received from residual interests	(2,386)	(13,389)
Other	—	(598)

Ending balance	$14,753	$20,167

During 2005, the Company did not complete any off-balance sheet securitizations which resulted in no additions to residual interests. Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s residual interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and 2004, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table:

	December 31,
	2005	2004
	(in thousands)
Carrying value/fair value of residual interests	$14,753	$20,167

Assumed weighted average life in years	0.55	2.92
Decline in fair value with 10% adverse change	$3,674	$471
Decline in fair value with 20% adverse change	$4,757	$1,184

Assumed cumulative pool losses	1.40%	3.17%
Decline in fair value with 10% adverse change	$1,584	$1,297
Decline in fair value with 20% adverse change	$2,791	$2,336

Assumed discount rate	19.49%	19.60%
Decline in fair value with 10% adverse change	$199	$808
Decline in fair value with 20% adverse change	$395	$1,573

Interest rate assumptions	1-month LIBOR	1-month LIBOR
Decline in fair value with 10% adverse change	$983	$3,250
Decline in fair value with 20% adverse change	$1,939	$6,130

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

The table below summarizes cash flows received in connection with off-balance sheet securitizations:

	For the year ended December 31,
	2005	2004
	(in thousands)
Cash proceeds from new securitizations	$—	$1,097,346
Initial deposits to OC (Over Collateral) accounts	—	—
Cash flows received from residuals	2,386	13,389

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E—BORROWINGS

The Company has entered into warehouse line of credit, repurchase, and aggregation facilities for the funding of mortgage loans as follows:

Maximum warehouse, repurchase, and aggregation facility amount	Wet funding sub-limit	Advanced amount		Maturity date

		December 31,
		2005	2004
(in thousands)
$500,000	$150,000	$252,918	$235,939	July 19, 2006
N/A	N/A	56,034	400,563	November 14, 2005
500,000	200,000	365,511	154,412	May 1, 2006
1,000,000	100,000	400,048	103,393	May 31, 2006
950,000	225,000	735,378	—	July 12, 2006
750,000	249,750	429,761	—	April 13, 2006
500,000	175,000	413,081	—	May 15, 2006
500,000	—	55,535	—	November 27, 2006

$4,700,000	$1,099,750	$2,708,266	$894,307

Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. The Company is charged a margin over the London Interbank Offered Rate, or LIBOR, which varies within warehouse lines based on tranches with dry funded loans carrying the lowest rate and non-performing loans carrying the highest rate (few loans fall into the non-performing category). The majority of the Company’s fundings are wet loan fundings, which become dry loan fundings once all the documentation has been delivered to the custodian. The interest rate on wet loan fundings is 0 to 12.5 basis points higher than that of dry loan fundings, varying between warehouse lines. The weighted average interest rate on these facilities was 5.16% and 3.19% as of December 31, 2005 and 2004, respectively. As security for the repayment of the warehousing line of credit, the lenders have taken a security interest in the underlying mortgage loans. In addition, in order to secure one line, the Company is required to maintain certain minimum cash balances, which have been classified as restricted cash. The cumulative amount of restricted cash under the minimum balance requirements at December 31, 2005 and 2004 was $18,600,000 and $2,250,000, respectively. As consideration for the warehouse lines of credit, the Company paid commitment fees of approximately $2,657,000 and $1,792,000 for the years ended December 31, 2005 and 2004, respectively. Interest on the warehouse lines of credit is calculated on a loan-by-loan basis and depends upon the loan type. Each of the warehouse lines requires that the Company meet certain financial covenants including minimum tangible net worth, leverage ratios, minimum liquid assets, minimum cash balances, and positive net income. These warehouse lines may limit the Company’s ability to pay dividends if it is not in compliance with these covenants. The Company was not in compliance with certain of these covenants (mainly related to profitability) as of December 31, 2005, which had related borrowings of $1,865,000. The Company received waivers from the lenders concerning the non-compliance.

The Company has formed a Delaware business trust as a special purpose entity (“Encore SPV I” or the “Trust”) to facilitate the financing of certain of its loans held for sale. The accounts of this special purpose entity are included in the consolidated financial statements of the Company as the structure is such that the Company retains control, as defined by SFAS 140, of the assets transferred to the entity. However, the Trust represents a separate entity from the Company and is considered to be bankruptcy remote from the Company. As such, the Company is not legally liable on the debts of the Trust, except for an amount limited to 10% of the maximum dollar amount of the notes permitted to be issued and to obligations resulting from certain guarantees. The

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company sells loans to the Trust which are financed by the Trust by issuing and selling to UBS Real Estate Securities (“UBS”) certain notes. The Trust had assets of $64,680,000 and $406,543,000 at December 31, 2005 and 2004, respectively, in whole-loans and liabilities representing short-term debt due UBS of $56,034,000 and $400,563,000, respectively. There were no REO properties in the Trust as of December 31, 2005 and 2004.

The Company has formed a Delaware business trust as a special purpose entity (“Encore SPV III” or the “Trust”) to facilitate the financing of certain of its loans held for sale. The accounts of this special purpose entity are included in the consolidated financial statements of the Company as the structure is such that the Company retains control, as defined by SFAS 140, of the assets transferred to the entity. However, the Trust represents a separate entity from the Company and is considered to be bankruptcy remote from the Company. As such, the Company is not legally liable on the debts of the Trust. The Company sells loans to the Trust which are financed by the Trust by issuing and selling to Wachovia Bank certain Notes. The Trust had no assets or liabilities as of December 31, 2005 and 2004. However, the Company had outstanding borrowings of $400,048,000 and $103,393,000 with Wachovia Bank under a committed repurchase facility at December 31, 2005 and 2004, respectively.

The Company’s warehouse and repurchase facility with UBS Real Estate Securities matured in November 2005 and the Company did not extend or renew the terms of this arrangement. As of December 31, 2005, the Company had $56.0 million in advances remaining on this facility, which were subsequently repaid. The Company’s warehouse and repurchase facility with IXIS Real Estate Capital matures in May 2006 and the Company expects to renew this line with terms that are similar to the current agreement, except on an uncommitted basis and with a reduction in borrowing capacity. The Company’s warehouse and repurchase facility with Credit Suisse First Boston matures in July 2006 and the Company expects to renew this line with terms that are similar to the current agreement, except with a reduction in the uncommitted borrowing capacity. The Company’s warehouse and repurchase facility with Wachovia Bank matures in May 2006 and the Company expects to renew this line with terms that are similar to the current agreement, except the Company expects a portion of the facility to be committed and a portion to be uncommitted. The Company’s warehouse and repurchase facility with Merrill Lynch matured in April 2006 and the Company did not renew this line and will repay all amounts outstanding. The Company’s warehouse and repurchase facility with DB Structured Products matures in May 2006 and the Company expects to renew this line with terms that are similar to the current agreement, except the Company expects the committed facility to decrease and the uncommitted facility to decrease. The Company’s warehouse and repurchase facility with Countrywide Warehouse Lending matures in July 2006 and the Company expects to renew this agreement with terms that are similar to the current agreement.

The Company manages the level of committed and uncommitted capacity to ensure there is capacity to fund loans without having excessive committed capacity, which may result in the Company paying unnecessary commitment fees. The Company continues to negotiate terms with various warehouse lenders and may add new warehouse and repurchase facilities as necessary. In March 2006, the Company entered into a $30 million uncommitted warehouse and repurchase facility with Residential Mortgage Solutions, a specialty finance company that allows the Company to warehouse its repurchased loans.

NOTE F—LONG-TERM DEBT

During the year ended December 31, 2005, the Company completed four securitizations of mortgage loans. The Company effected the transactions by transferring mortgage loans to a bankruptcy-remote subsidiary, which in turn, transferred the loans to an owner trust. The trust sold various classes of mortgage-backed securities, or bonds, with an aggregate face value of $5.0 billion to third parties. Proceeds from the sale of the securities were utilized to acquire mortgages from the Company at their unpaid principal balances of approximately $5.0 billion.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from the sale of the mortgage securities were used to pay transaction expenses, pay off warehouse advances and for general corporate purposes.

The mortgage-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. The interest rate on the securities resets monthly and is based upon one-month LIBOR. The weighted average interest rate payable on the Company’s long-term debt at December 31, 2005 was 4.52%. As principal payments on the underlying mortgages are paid through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds the Company estimates that the bonds will be fully repaid by 2015. However, the bonds have a “clean-up call” provision which allows the Company to dissolve the trust and repay outstanding bonds when the remaining principal balance of the underlying loans is 10% or less of their original balance. If the Company exercises this call provision, the Company estimates that the bonds could be fully repaid by 2009.

As of December 31, 2005 and 2004, the balance of long-term debt comprised the following (in thousands):

	December 31,
	2005	2004
Securitized bonds	$4,164,727	$—
Discount on bonds	(717)	—
Accrued interest on securitized bonds	2,117	—

Total financing on mortgage loans held for investment	$4,166,127	$—

The costs associated with issuing long-term debt are capitalized and amortized as a component of interest expense over estimated term of the debt, expecting that the debt will be paid fully from the cash flows from the underlying collateral. Deferred bond issue costs of $16,394,000 were capitalized during the year ended December 31, 2005. The balance of deferred bond issue costs at December 31, 2005, net of accumulated amortization, was $11,822,000 and is included in prepaid expenses and other assets.

The discount on bonds reflects the difference between the proceeds received from the sale of the bonds and the face amount to be repaid over the life of the bonds. The discount is being amortized as an adjustment of interest expense over the estimated life of the bonds.

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The major classes of equipment and leasehold improvements are as follows:

	December 31,
	2005	2004
	(in thousands)
Furniture and equipment	$19,756	$11,685
Leasehold improvements	3,884	958

	23,640	12,643
Less accumulated depreciation and amortization	(9,218)	(4,203)

	$14,422	$8,440

The amount of depreciation and amortization included in operating expense was $5,821,000, $2,661,000, and $1,272,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2005, the Company recorded an impairment charge of $1,834,000 related to its furniture and equipment located at branches the Company intends to close (see Note R), which has been included in general and administrative expenses in the consolidated statement of operations.

NOTE H—INCOME TAXES

ECC Capital intends to elect to be taxed as a REIT commencing with its taxable year ending December 31, 2005. As a REIT, ECC Capital will not be subject to tax on earnings it distributes to its shareholders as long as it distributes at least 90% of its taxable earnings to its shareholders each year and satisfies certain other requirements. Encore Credit and Bravo Credit, as wholly-owned subsidiaries of ECC Capital, are treated as taxable REIT subsidiaries under the tax law (“TRS”). As TRSs, Encore Credit and Bravo Credit will be subject to federal and state taxes on their income.

The components of the TRSs income tax provision are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal provision	$(27,754)	$25,933	$7,617
State provision	(911)	7,674	2,539

	(28,665)	33,607	10,156

Deferred:
Federal provision (benefit)	5,304	(10,492)	(1,324)
State provision (benefit)	(7,101)	(2,827)	(395)

	(1,797)	(13,319)	(1,719)

Deferred tax valuation allowance	18,143	—	—

Provision (benefit) for income taxes	$(12,319)	$20,288	$8,437

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets / (liabilities):
Mark to market on loans held for sale	$(5,291)	$5,012
Net operating loss carryforward	19,727	—
Accruals and other reserves	(3,424)	4,283
Deferred compensation	4,912	2,509
Residual interests	5,740	5,136
Depreciation and amortization	800	(940)
Other	282	346

Total deferred tax liabilities	22,746	16,346
Deferred tax asset valuation allowance	22,746	—

Net deferred tax asset	$—	$16,346

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate are as follows:

	Year ended December 31,
	2005	2004	2003
Federal tax based on statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	5.5	6.3	7.0
Non-taxable REIT income	20.6	—	—
Intercompany gain on sale of loans	(20.0)	—	—
Permanent differences and other	(1.2)	0.5	0.9

	39.9	44.8	42.9
Deferred tax asset valuation allowance	(23.9)	—	—

	16.0%	41.8%	42.9%

Depending on the allocation of income between ECC Capital and its TRSs, the effective tax rate in future years may be different from amounts historically reported.

As of December 31, 2005 the Company has $28.6 million in estimated federal net operating loss carryforwards, which expire in 2025 and $5.7 million in deductible temporary differences available to reduce future taxable income at its taxable REIT subsidiaries. The operating losses of the taxable REIT subsidiaries will be carried back to recover approximately $31.2 million in taxes paid in prior years. As this amount relates to tax refunds from prior years, the amount has been classified as income taxes receivable on the Company’s consolidated balance sheet. Remaining net operating loss carryforwards and deductible temporary differences result in a deferred tax asset of approximately $22.7 million, which has been fully reserved for at December 31, 2005.

The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance and the recent losses of the Company’s taxable REIT subsidiaries, management concluded that a full valuation allowance of $22.7 million against the deferred tax assets was appropriate. In view of the recent losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

NOTE I—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan that covers substantially all full-time and part-time employees. Participants may contribute up to $14,000, with discretionary Company matching. Participants vest 100% immediately in employee contributions and 20% per year over five years in employer contributions. The Company did not make any contributions to the employee benefit plan during the years ended December 31, 2005, 2004 and 2003.

In December 2003, the Company established a nonqualified deferred compensation plan entitled “The Executive Nonqualified Excess Plan,” covering key managerial employees. This plan allows the deferral of up to 80% of the participant’s compensation into the plan, and allows the Company to match or make profit sharing

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credits to the plan at the sole discretion of management. Participants are immediately 100% vested in both compensation deferrals and Company contributions, and are able to receive payments from the Plan after the completion of 5 years of service. During the year ended December 31, 2005 and 2004, management approved contributions totaling $0 and $1.7 million, respectively. Participants of the nonqualified deferred compensation plan are able to designate investment options for their individual accounts. Although the Company is not required to directly invest in the options elected by the participants, the Company is liable to participants for the value of those investments. Accordingly, the deferred compensation liability is adjusted to reflect the Company’s obligation to participants based upon the performance of their investment options. As of December 31, 2005 and 2004, the Company’s deferred compensation liability was $11,372,000 and $6,065,000, respectively.

The Company has purchased a Corporate Owned Life Insurance policy (or “COLI”) to cover the participants of the plan. The Company is the principal beneficiary of the life insurance plan and participants are permitted to designate a beneficiary for a portion of the benefits. The cash surrender value of the plan at December 31, 2005 and 2004 was $11,021,000 and $5,756,000, respectively, and is included in prepaid expenses and other assets.

NOTE J—STOCK BASED COMPENSATION

The Company’s 2001 Stock Option Plan and 2004 Incentive Award Plan (collectively the “Plans”) provide for the issuance of stock options and other forms of awards to eligible directors, employees, and consultants. According to the Plans, the exercise price at the date of grant will be determined by a minimum percentage of the fair market value, specific for each type of grant, at that date. Under the Plans, awards vest over periods up to 5 years and expire 10 years from the date of grant. The Company had 5,672,000 shares of common stock authorized and unissued under the Plans, of which 3,803,336 were granted and outstanding options and 1,869,000 were available for future grants at December 31, 2005. Of the options outstanding at December 31, 2005, 2004, and 2003, 2,936,125, 4,128,587, and 2,953,000, respectively, were exercisable with weighted average exercise prices of $4.47, $1.14 and $1.24, respectively.

Stock option activity under the Plans is summarized as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2002	29,576	$0.42
Granted	4,961,210	$0.86
Exercised	—	—
Canceled	—	—

Balance at December 31, 2003	4,990,786	$0.86
Granted	799,748	$2.57
Exercised	(108,837)	$0.46
Canceled	(3,312)	$0.43

Balance at December 31, 2004	5,678,385	$1.12
Granted	1,792,000	$6.50
Exercised	(3,626,825)	$1.06
Canceled	(40,224)	$0.58

Balance at December 31, 2005	3,803,336	$3.76

Options exercisable at December 31, 2005	2,936,125	$4.47

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, there were 1,787,000 stock options granted with exercise prices ranging from $6.25 to $6.75, all of which were scheduled to vest over 5 years. The vesting on these options was accelerated and they all became fully vested on December 30, 2005, which had no impact on earnings as the fair value of the stock was lower than the exercise price. This resulted in the weighted average price on options exercisable at December 31, 2005 increasing to $4.47 from $1.32. This modification did not have any impact on the weighted average price of options outstanding as of December 31, 2005.

During 2005, all stock options were issued with an exercise price equal to the fair value of the stock. During 2004, there were 787,918 stock options issued with an exercise price greater than fair market value. The weighted average exercise price on these stock options was $2.57 and the weighted average fair value was $2.36. There were 11,830 stock options issued with an exercise price below fair market value. The weighted average exercise price on these stock options was $2.54 and the weighted average fair value was $2.55. During 2003, there were 444,243 stock options issued at fair value and the weighted average exercise price of these stock options was $0.54. There were 1,340,411 stock options issued below fair value. The weighted average exercise price on these stock options was $0.43 and the weighted average fair value was $0.51. There were 3,176,556 stock options issued with an exercise price greater than fair value. The weighted average exercise price on these stock options was $1.10 and the weighted average fair value was $1.00.

The Company has recorded deferred compensation for stock options granted with an exercise price below the fair value of the stock equal to the intrinsic value of the stock on the date of grant. Deferred compensation is amortized through compensation expense over the vesting period. At December 31, 2005 and 2004, the deferred compensation balance related to stock options was $52,000 and $113,000, respectively.

At December 31, 2005 and 2004, the range of exercise prices, the number outstanding, weighted average remaining term and weighted average exercise price of options outstanding and the number exercisable, and weighted average price of options currently exercisable are as follows:

	December 31, 2005
	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.42 – 0.63	725,120	7.50	$0.45	232,377	$0.44
0.85 – 1.14	675,757	7.99	1.13	652,688	1.14
2.54 – 3.38	610,459	8.50	2.58	264,060	2.55
4.75 – 6.75	1,792,000	9.36	6.50	1,787,000	6.50

$0.42 – 5.00	3,803,336	8.62	$3.76	2,936,125	$4.47

	December 31, 2004
	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.42 – 0.63	1,873,031	6.92	$0.46	796,448	$0.48
0.85 – 1.14	3,005,606	8.72	1.14	2,965,385	1.14
2.54 – 3.38	799,748	9.47	2.57	366,754	2.54

$0.42 – 3.38	5,678,385	8.23	$1.12	4,128,587	$1.14

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock awards granted under the Plans do not require the employees to pay an exercise price. The fair value of the stock on the date of grant, determined using the intrinsic value method, is initially recorded as deferred compensation and amortized as compensation expense over the vesting period. During the year ended December 31, 2005, the Company recorded compensation expense of $3.1 million related to these awards. Restricted stock activity under the Plans is summarized as follows:

Balance at December 31, 2004	—
Granted	866,940
Vested	(350,000)
Canceled	—

Balance of unvested restricted stock at December 31, 2005	516,940

NOTE K—COMMITMENTS AND CONTINGENCIES

Loan Funding Commitments

Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had commitments to fund loans of approximately $306 million and $251 million at December 31, 2005 and 2004, respectively.

Loan Sale Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee. The Company had outstanding commitments to sell loans of $0 and $406 million to whole loan investors at December 31, 2005 and 2004, respectively. Historically, the Company has fulfilled all commitments to sell loans. These commitments are not considered derivative instruments as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as these commitments do not contain a net settlement provision, nor do the non-delivery fees fluctuate with the overall change in value of loans during the commitment period.

Lease Commitments

The Company leases office space under noncancelable operating leases, which expire at various dates through 2013. Certain leases contain provisions for the rental fee to escalate over the term of the lease, in which case the rental expense is recognized on a straight line basis. Certain leases contain renewal options, which are not considered future commitments, as the Company is not obligated to renew the leases. Total rent expense related to these leases amounted to approximately $8,947,000, $5,353,000, and $2,704,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental commitments under all noncancelable operating leases at December 31, 2005 were as follows:

Year ending December 31,	Rental Commitments
(in thousands)
2006	$8,514
2007	7,447
2008	6,273
2009	5,735
2010	4,769
Thereafter	3,549

$36,287

The Company leases equipment under noncancelable capital leases, which contain bargain purchase options and expire at various dates through 2009. Future minimum rental commitments under all noncancelable capital leases at December 31, 2005 were as follows:

Year ending December 31,	Rental Commitments
(in thousands)
2006	$1,609
2007	1,065
2008	248
2009	181

Total future minimum payments	3,103
Less amounts representing interest	(427)

$2,676

The carrying value and accumulated depreciation of equipment recorded under capital leases were $2,844,000 and $2,208,000, respectively, as of December 31, 2005 and $3,270,000 and $661,000, respectively, as of December 31, 2004.

Litigation

The Company has been involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In our opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

During 2005, the Company received $5.4 million from proceeds from a legal settlement, which has been classified as other income in the consolidated statements of operations.

NOTE L—TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Sprint Funding Corporation (“Sprint”) has common principal owners with the Company, certain of which are also officers of the Company, and subleased facilities from the Company. Sprint paid the Company approximately $108,000, $102,000 and $112,000 for office space that was co-leased during the years ended

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003, respectively. The Company also received approximately $41,000 and $101,000 for accounting and information technology services that were provided to Sprint during the years ended December 31, 2004 and 2003, respectively. In addition, the Company paid approximately $525,000 and $1,180,000 in fees related to the purchase of loans from Sprint during the years ended December 31, 2004 and 2003, respectively. The Company did not provide any services to Sprint or purchase any loans from them during 2005.

The Co-Chief Executive Officer and Chairman’s spouse was employed by the Company as an account executive from April 2002 to June 2005. She was paid approximately $712,800 in 2003, $475,200 in 2004, and $271,000 in 2005 in total compensation pursuant to the Company’s stated compensation structure for account executives.

The Co-Chief Executive Officer and President’s spouse has been employed by the Company as an account executive since May 2002. She was paid approximately $2.8 million in 2003, $2.9 million in 2004, and $2.3 million in 2005 pursuant to the Company’s stated compensation structure for account executives.

NOTE M—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, other receivables, and accrued mortgage loan interest are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of warehouse and repurchase facilities are reasonable estimates of their fair value because of their short maturity and interest rates adjust with current market rates. The carrying amounts of long-term debt are reasonable estimates of fair value because the interest rates adjust monthly with current market rates. Residual interests and derivative financial instruments are carried in the consolidated balance sheets at their fair value. Fair value of residual interests is determined by discounting future cash flows over the estimated remaining life of the underlying loans, using discount and interest rates, loss and prepayment assumptions based on available market data. Fair value for derivative financial instruments is based on quoted market prices. The Company assigns no fair value to its off-balance sheet commitments to fund loans and to sell loans because there are no interest rate lock commitments and the Company does not charge or pay fees for these commitments.

The following methods and assumptions were used to estimate the fair value of other financial instruments carried at cost in our consolidated balance sheets for which it is practical to estimate fair value. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

Mortgage loans held for sale: The fair value is derived primarily from quoted market prices for loans with similar coupons, maturities, and credit quality and also takes into account the value to be received under the Company’s current loan sale commitments.

Mortgage loans held for investment: The fair value is derived primarily from estimated prices the Company may receive if it were to sell loans with similar coupons, maturities, and credit quality.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the Company’s financial instruments are as follows:

	(in thousands)
	Carrying amount		Estimated fair value
	December 31,		December 31,
	2005	2004	2005	2004
Financial assets
Mortgage loans held for sale, net	$2,744,423	$911,784	$2,747,716	$924,761
Mortgage loans held for investment, net	4,222,063	—	4,217,586	—

NOTE N—ACQUISITION

On May 16, 2005, Bravo Credit, the Company’s indirect wholly-owned subsidiary, acquired five branches from America’s Money Line (“AML”), a subsidiary of Saxon Capital, Inc. Significant terms of the transaction include Bravo Credit paying a purchase price of $125,000 and assuming the lease obligations of the acquired branches. In the acquisition, Bravo Credit acquired the assets and operations of AML’s retail branches in Connecticut, New Jersey, Maryland, Texas and North Carolina. Subsequent to December 31, 2005, all these branches were closed in connection with the Company’s reorganization (See Note R).

NOTE O—SEGMENT REPORTING

The operating segments reported below are the segments for which revenue and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company operates in two segments:

Mortgage banking segment

The mortgage banking segment originates nonconforming residential mortgage loans through mortgage companies and independent mortgage brokers, and directly to borrowers. This segment sells loans to third parties and to the portfolio investment segment recording premium on sale revenue. This segment also records net interest income earned as the difference between mortgage loan interest and interest expense paid on financing while the loan is pending sale.

Portfolio investment segment

The portfolio investment segment invests in nonconforming mortgage loans and finances the investment through the issuance of non-recourse securitized debt. Pending securitization, mortgage loans are financed through the Company’s warehouse facilities. The primary source of income for the portfolio investment segment is net interest income.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the business segments are generally the same as those described in the summary of significant accounting policies. Summary financial data by segment as of December 31, 2005 and the year then ended follows (in thousands).

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
Net interest income	$72,652	$51,060	$12,218	$135,930
Gain (loss) on sale of loans, net	1	2,410	(40,743)	(38,332)
Provision for loan losses	41,185	—	—	41,185
Gain (loss) on trading securities and derivative instruments	11,516	27,806	5	39,327
Benefit for income taxes	—	12,319	—	12,319
Net income / (loss)	(35,603)	(80,852)	52,332	(64,124)

Total assets	$4,549,306	$2,782,052	$(77,740)	$7,253,618

*	The Company amortizes its deferred bond issuance costs, including the inter-company premium paid to originate the loans, as a reduction to interest income. The amortization of inter-company premium is eliminated during consolidation. In addition, Encore Credit records the inter-company transfer of loans as a sale and these inter-company gains have been eliminated during consolidation. Other eliminations relate to the elimination of the Company’s equity interest in its majority and wholly owned subsidiaries, as the assets, liabilities, and income of these subsidiaries is included in the consolidated financial statements.

The Company did not have any operations in the portfolio investment segment during the years ended December 31, 2004 and 2003.

NOTE P—SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following tables set forth a summary of the consolidated results on a quarterly basis for the years ended December 31, 2005 and 2004. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of this information when read in conjunction with the consolidated financial statements and related notes. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
		Restated*	Restated*
	(in thousands, except per share data)
Gain (loss) on sale of loans	$6,456	$268	$(9,399)	$(35,657)
Net interest income	12,237	28,914	48,075	46,704
Net income (loss)	(2,698)	(33,965)	22,385	(49,846)
Income (loss) per share:
Basic	$(0.04)	$(0.35)	$0.23	$(0.50)
Diluted	$(0.04)	$(0.35)	$0.22	$(0.50)

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Gain on sale of loans	$27,281	$21,472	$33,482	$31,597
Net interest income	5,592	4,534	7,847	10,046
Net income	6,742	11,940	8,461	1,133
Income per share:
Basic	$0.28	$0.51	$0.34	$0.04
Diluted	$0.16	$0.26	$0.20	$0.03

*	Financial results for the periods ending June 30, 2005 and September 30, 2005 have been restated and the Company has filed a 10-Q/A for each of these periods.

NOTE Q—DIVIDENDS PAYABLE

On December 20, 2005, the Company’s board of directors approved a $0.18 per share dividend for the fourth quarter. The dividend was paid on January 31, 2006 to stockholders of record as of December 30, 2005.

NOTE R—SUBSEQUENT EVENTS

On January 6, 2006, the Company announced a reorganization designed to reduce costs and improve efficiency. The reorganization involves the consolidation of seven wholesale loan processing centers into three. These three centers are located regionally in Irvine, Calif.; Downers Grove, Ill.; and Glen Allen, Va. Lending operations for ECC Capital’s retail subsidiary, Bravo Credit Corporation, have been consolidated into two centers based in Irvine and Glen Allen. This reorganization has resulted in a reduction in force of more than 440 employees. Although estimates are subject to change as additional information becomes available, the Company expects to incur the follow costs as part of the restructuring:

Termination Costs
(in thousands)
Employee costs	$1,275
Lease termination costs	6,241
Fixed asset write offs	1,834

$9,350

The Company recorded an impairment charge of $1,834,000 related to furniture and equipment at the locations it intends to close. This charge was recorded as of December 31, 2005, as these assets are not expected to provide any future benefit to the Company. Employee and lease termination costs will be recorded during the first quarter of 2006, as this was the “cease-use date”, as defined by Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.

On April 11, 2006, the Company announced an additional reduction in its workforce of approximately 170 employees as part of its restructuring. The Company expects to incur the following costs in connection with this reduction in workforce:

Termination Costs
(in thousands)
Employee costs	$1,299
Lease termination costs	434

$1,733

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

3.2	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed April 8, 2005).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 6, 2005).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

4.2	Form of Registration Rights Agreement by and between Registrant, Friedman, Billings, Ramsey Group, Inc. and Milestone Advisors LLC (incorporated by reference to Exhibit 10.49 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253).

(a) Letter of Amendment to the Registration Rights Agreement dated as of March 16, 2006 by and between Friedman, Billings, Ramsey Group, Inc. and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 22, 2006).

10.1	Amended and Restated Master Repurchase Agreement, dated as of February 18, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and IXIS Real Estate Capital Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 25, 2005).

(a) Amendment No 1 to Amended and Restated Master Repurchase Agreement, dated as of May 12, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and IXIS Real Estate Capital Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 18, 2005).

(b) Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of June 1, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and IXIS Real Estate Capital Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 3, 2005).

(c) Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of October 24, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and IXIS Real Estate Capital Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 28, 2005).

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

Exhibit Number	Description
	(c)	Amendment No. 4 to Revolving Credit and Security Agreement, dated as of April 2, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 5 to Revolving Credit and Security Agreement, dated as of July 30, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(e)	Amendment No. 6 to Revolving Credit and Security Agreement, dated as of August 25, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(f)	Amendment No. 7 to Revolving Credit and Security Agreement, dated as of December 29, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 5, 2006).

10.3	Commitment Letter, dated as of May 13, 2002, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(a)	Amendment No. 1 to Commitment Letter, dated as of April 10, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

(b)	Amendment No. 2 to Commitment Letter, dated as of July 25, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 filed February 8, 2005, Registration
No. 333-118253).

	(c)	Amendment No. 3 to Commitment Letter, dated as of September 12, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 4 to Commitment Letter, dated as of August 20, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

10.4	Renewal of Commitment Letter, dated as of November 14, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(a)	Amendment No. 1 to Renewal of Commitment Letter, dated as of March 15, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(b)	Amendment No. 2 to Renewal of Commitment Letter, dated as of May 21, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

Exhibit Number	Description
	(c)	Amendment No. 3 to Renewal of Commitment Letter, dated as of July 30, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 4 to Renewal of Commitment Letter, dated as of August 25, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(e)	Amendment No. 5 to Renewal of Commitment Letter, dated as of November 5, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(f)	Amendment No. 6 to Renewal of Commitment Letter, dated as of November 5, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(g)	Amendment No. 7 to Renewal of Commitment Letter, dated as of December 7, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(h)	Amendment No. 8 to Renewal of Commitment Letter, dated as of December 20, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(i)	Amendment No. 9 to Renewal of Commitment Letter, dated as of December 30, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(j)	Amendment No. 10 to Renewal of Commitment Letter, dated as of February 23, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 25, 2005).

	(k)	Amendment No. 11 to Renewal of Commitment Letter, dated as of April 29, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 6, 2005).

	(l)	Amendment No. 12 to Renewal of Commitment Letter, dated as of June 1, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 3, 2005).

	(m)	Amendment No. 13 to Renewal of Commitment Letter, dated as of June 16, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2005).

	(n)	Amendment No. 14 to Renewal of Commitment Letter, dated as of July 7, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 13, 2005).

Exhibit Number	Description

10.5	Commitment Letter for Revolving Credit and Security Agreement, dated as of July 20, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2005).

(a) Amendment No. 1 to Commitment Letter, dated as of October 26, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2005).

10.6	Mortgage Loan Purchase Agreement, dated as of June 20, 2003, by and between Encore Credit Corp. and Countrywide Home Loans, Inc. (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

10.7	Securities Purchase Agreement, dated as of September 1, 2004, by and among Encore SPV Trust III, Encore Credit Corp., Wachovia Bank, National Association, as the initial note purchaser, Everen Capital Corporation and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.8	Master Mortgage Loan Sale and Contribution Agreement, dated as of September 1, 2004, by and between Encore SPV Trust III and Encore Credit Corp. (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.9	Amended and Restated Master Repurchase Agreement, dated as of March 16, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 22, 2005)

(a) Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 3, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2005).

(b) Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of September 21, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2005).

(c) Amendment No. 2006-1 to Amended and Restated Master Repurchase Agreement, dated as of March 14, 2006, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2006).

10.10	Master Repurchase Agreement, dated as of August 3, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 4, 2005).

10.11	Master Repurchase Agreement, dated as of February 14, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Merrill Lynch Bank USA (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 22, 2005).

(a) Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2005, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 26, 2005).

(b) Amendment No. 2 to Master Repurchase Agreement, dated as of August 22, 2005, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 26, 2005).

Exhibit Number	Description
	(c)	Amendment No. 3 to Master Repurchase Agreement, dated as of March 13, 2006, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 17, 2006).

	(d)	Amendment No. 4 to Master Repurchase Agreement, dated as of April 7, 2006, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 13, 2006).

10.12	Master Repurchase Agreement, dated as of February 18, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2005).

	(a)	Amendment No. 1 to Master Repurchase Agreement, dated as of July 21, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 26, 2005).

	(b)	Amendment No. 2 to Master Repurchase Agreement, dated as of August 15, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 19, 2005).

	(c)	Amendment No. 3 to Master Repurchase Agreement, dated as of August 19, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 25, 2005).

	(d)	Amendment No. 4 to Master Repurchase Agreement, dated as of September 6, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2005).

	(e)	Amendment No. 5 to Master Repurchase Agreement, dated as of November 7, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2005).

	(f)	Amendment No. 6 to Master Repurchase Agreement, dated as of November 29, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 2, 2005).

	(g)	Amendment No. 7 to Master Repurchase Agreement, dated as of January 12, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2006).

10.13	Master Repurchase Agreement, dated as of May 16, 2005, by and among Registrant, Encore Credit Corp. and Bravo Credit Corporation, as guarantors and originators, ECC SPV II, Encore SPV II and Bravo SPV II, as sellers and DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp., as buyers (incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed May 18, 2005).

	(a)	Amendment No. One to Master Repurchase Agreement and Pricing Side Letter, dated as of August 18, 2005, by and among Registrant, Encore Credit Corp. and Bravo Credit Corporation as guarantors and originators, ECC SPV II, Encore SPV II and Bravo SPV II, as sellers and DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp., as buyers (incorporated by reference to Exhibit 10.l to Current Report on Form 8-K filed August 24, 2005).

Exhibit Number	Description
(b) Amendment No. Two to Master Repurchase Agreement and Pricing Side Letter, dated as of February 28, 2006, by and among Registrant, Encore Credit Corp. and Bravo Credit Corporation as guarantors and originators, ECC SPV II, Encore SPV II and Bravo SPV II, as sellers and DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp., as buyers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2006).

10.14	Master Repurchase Agreement, dated as of November 28, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation, ConquistAmerica, Inc. and Bear Stearns Mortgage Capital Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 2, 2005).

10.15	Commercial Lease, dated as of May 5, 2003, by and between Danari Alton, LLC and Encore Credit Corp. for property located at 1833 Alton Parkway, Irvine, California (incorporated by reference to Exhibit 10.32 to Registration Statement on Form S-11 filed December 17, 2004, Registration
No. 333-118253).

10.16	Form of Stock Purchase Agreement by and among Registrant, Encore Credit Corp. and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.48 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253).

10.17	Form of 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.39 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.18	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.40 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253). *

10.19	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.41 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253). *

10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 25, 2005). *

10.21	Form of Employment Agreement by and between Steven G. Holder and Registrant (incorporated by reference to Exhibit 10.42 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.22	Form of Employment Agreement by and between Shahid S. Asghar and Registrant (incorporated by reference to Exhibit 10.43 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.23	Form of Employment Agreement by and between John Kohler and Registrant (incorporated by reference to Exhibit 10.44 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.24	Form of Employment Agreement by and between Roque A. Santi and Registrant (incorporated by reference to Exhibit 10.45 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.25	Form of Employment Agreement by and between Greg Lubushkin and Registrant (incorporated by reference to Exhibit 10.47 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.26	Form of Employment Agreement by and between Troy Gotschall and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 8, 2005)*

10.27	Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2005).*

Exhibit Number	Description

10.28	Appendix to the Executive Bonus Plan for John Kohler (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2005). *

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Management contract, compensatory plan or arrangement