Form 10-Q
period 2006-03-31
ECC Capital CORP
filed 2006-05-15
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 11, 2006, the Registrant had 100,250,659 shares of common stock outstanding.

ECC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$48,235	$46,904
Restricted cash	3,295	18,600
Other receivables	24,783	24,966
Mortgage loans held for sale, net	2,419,438	2,744,423
Mortgage loans held for investment, net	3,749,959	4,222,063
Accrued mortgage loan interest	41,953	46,840
Residual interests in securitization	16,331	14,753
Prepaid expenses and other assets	32,645	30,502
Derivative instruments	70,715	58,948
Equipment and leasehold improvements, net	12,896	14,422
Income taxes receivable	31,193	31,197

Total assets	$6,451,443	$7,253,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse and repurchase facilities	$2,204,929	$2,708,266
Advance on uncompleted loan sale	153,921	—
Long-term debt	3,691,452	4,166,127
Securities sold under agreements to repurchase	42,869	13,074
Accounts payable and accrued expenses	80,016	63,236
Dividends payable	—	18,044

Total liabilities	6,173,187	6,968,747
Commitments and contingencies	—	—
Stockholders’ equity
Common stock authorized, 200,000,000 shares of $0.001 par value at March 31, 2006 and December 31, 2005; issued and outstanding, 100,242,336 shares at March 31, 2006 and December 31, 2005	100	100
Additional paid in capital	371,933	374,279
Accumulated other comprehensive income	870	1,420
Deferred compensation	—	(2,656)
Retained earnings / (accumulated deficit)	(94,647)	(88,272)

Total stockholders’ equity	278,256	284,871

Total liabilities and stockholders’ equity	$6,451,443	$7,253,618

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended March 31,
	2006	2005
	(unaudited)
Revenue
Interest income	$115,831	$25,540
Interest expense	(82,829)	(13,303)

Net interest income	33,002	12,237
Provision for loan losses - Loans held for investment	6,099	2,500

Net interest income, after provision for loan losses	26,903	9,737
Gain (loss) on sale of loans, net	(7,099)	6,456
Gain on trading securities and derivative instruments, net	21,359	6,490

Total revenue	41,163	22,683

Expense
Personnel	19,660	15,124
Production and marketing	2,535	3,735
Servicing fees	4,237	2,716
Occupancy expense	2,198	1,968
Severance and lease termination costs	7,902	—
General and administrative	11,003	8,169

Total expenses	47,535	31,712

Loss before income taxes	(6,372)	(9,029)
Provision (benefit) for income taxes	3	(6,331)

NET LOSS	$(6,375)	$(2,698)

Net loss per share of common stock
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,375)	$(2,698)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	4,023	979
Provision for loan losses	6,099	2,500
Change in mortgage loans	324,985	(1,724,407)
Fair value adjustment of residual interest	(629)	4,610
Accretion of residual interest	(1,523)	(717)
Compensation charge from stock options and warrants	311	—
Net increase in fair value of derivative instruments	(11,767)	(1,469)
Loss on disposal/impairment of equipment	61	—
Other	—	2
Net change in:
Other receivables	182	(195)
Accrued mortgage loan interest	4,887	(12,133)
Accrued bond interest payable	(96)	827
Prepaid expenses and other assets	(4,114)	(12,105)
Deferred and prepaid tax	4	(7,404)
Accounts payable and accrued expenses	17,066	(1,189)
Income tax payable	—	(15,756)

Net cash provided by / (used in) operating activities	333,114	(1,769,155)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(588)	(2,287)
Principal payments received on loans held for investment	466,005	—
Cash received from residual interest	25	996

Net cash provided by / (used in) investing activities	465,442	(1,291)
Cash flows from financing activities:
Net change in warehouse lines of credit	(503,337)	3,916
Advance on uncompleted loan sale	153,921	135,915
Proceeds from issuance of long-term debt	—	1,598,490
Principal payments on long-term debt	(474,580)	—
Proceeds from repurchase agreement	29,796	—
Payments of repurchase agreement	—	(3,970)
Payments of capital lease obligations	(287)	(405)
Restricted cash	15,305	(243,690)
Dividends paid	(18,043)	—
Proceeds from issuance of common stock	—	350,284

Net cash provided by / (used in) financing activities	(797,225)	1,840,540

Net increase in cash and cash equivalents	1,331	70,094
Cash at beginning of the period	46,904	22,023

Cash at end of the period	$48,235	$92,117

Supplemental cash flow information:
Cash used to pay interest	$83,626	$11,099
Cash used to pay income taxes	3	16,007
Supplemental non-cash financing activity:
Fixed assets acquired through capital leases	$—	$378
Transfer of loans held for sale to held for investment	—	1,599,033

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ORGANIZATIONAL AND ACCOUNTING POLICIES

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated financial position of ECC Capital Corporation (the “Company”) as of March 31, 2006 and December 31, 2005 and the consolidated results of operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for three months ended March 31, 2006 are not necessarily indicative of the expected results for the year ending December 31, 2006.

Organization and Summary of Significant Accounting Policies

The Company is a mortgage real estate investment trust (REIT) that originates nonconforming mortgage loans through its taxable REIT subsidiaries, primarily Encore Credit Corp., using its network of brokers throughout the United States. The Company either sells loans to third parties, primarily through Encore Credit, or transfers loans to a wholly-owned bankruptcy remote subsidiary, which finances such loans through the issuance of asset-backed securities in securitization transactions.

Principles of Consolidation

The consolidated financial statements of the Company include the financial position and results of ECC Capital Corporation and its majority and wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation.

The Company securitizes its loans held for investment by transferring loans to a trust that issues long term debt (see Note F). The Company retains certain servicing rights and the excess interest spread between the rate paid by the borrowers and the rate paid to the noteholders. The structure of a trust limits its activities to holding the transferred assets and transferring cash collected to the entity’s beneficial interest holders. Certain trusts utilized by the Company do not meet the definition of a qualified special purpose entity, or QSPE, as defined by Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as: (i) the Company retains certain discretionary rights as servicer of the mortgage loans transferred to the trust, (ii) the Company holds a right to repurchase any of the loans in the trust aggregating up to 1% of the initial principal balance of the transferred loans, and (iii) the trust may, with the approval of the beneficial interest holders, acquire derivative financial instruments. Such trusts are considered variable interest entities as defined by FASB Interpretation No. 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. The Company is considered the primary beneficiary of the trusts because, as the recipient of the excess cash flows from the trusts, the Company’s interests in the trusts are exposed to the majority of the variability in the trusts’ cash flows. As the primary beneficiary of the trusts, the Company has consolidated the assets and liabilities of the trusts in the accompanying financial statements.

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

Management Operating Plans

During 2005 the Company experienced an operating loss of $64.1 million, largely as a result of an $80.9 million loss in its mortgage banking segment. During the three months ended March 31, 2006, the Company incurred an operating loss of $6.4 million, primarily as a result of a $28.6 million loss in its mortgage banking segment. The losses of the mortgage banking segment were primarily the result of a decline in prices at which the Company could sell loans that occurred throughout 2005 and into the first quarter of 2006. During the fourth quarter, a portion of loans held for sale aged on warehouse lines and lenders

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reduced the advance rate on these loans. In addition, warehouse advance rates were further reduced by declines in the value attributed to loans held for sale. These factors, coupled with continued operating losses utilized cash balances during the fourth quarter of 2005 and into early 2006.

As discussed in Note H, on January 6, 2006, the Company announced a restructuring plan designed to reduce costs and improve efficiencies. The Company is continuing to review the level of operating costs and the cash requirements of operating the business. During the first quarter of 2006, the Company entered into loan sale transactions to reduce aged inventory. In May 2006, the Company completed the securitization of approximately $1 billion of mortgage loans, of which approximately $600 million was 2005 loan production. As a result of these transactions, the Company expects to experience improvements in its warehouse advance rates and reduced cash invested in mortgage loans held for sale.

The Company has implemented plans to originate loans that are designed to improve gain on sale execution while managing the resulting production volume to maximize the efficiency of the Company’s operating infrastructure. As described further in Note H, on April 11, 2006, the Company announced an additional reduction in its workforce and a further consolidation of its operating locations. The Company will utilize available liquidity as necessary as it undertakes actions to ensure operations generate necessary operational cash flow. Sources of liquidity include additional collateralized borrowing capacity utilizing ownership interests in securitizations and the assets of the executive deferred compensation plan, refund of income taxes paid during 2003 though 2005 through carry back of operating losses and distributions of excess cash flow from the Company’s securitizations. Utilization of available liquidity for operations during 2006 may require the Company to defer or eliminate dividend payments in 2006; however, the Company believes these sources of liquidity will be sufficient to sustain the Company’s operations throughout 2006 and until operations generate positive cash flow.

As of March 31, 2006, the Company financed substantially all of its loan originations through warehouse facilities. Each of these facilities may be terminated by the lender upon an event of default, subject in some cases to cure periods. As discussed in Note E, the Company was not in compliance with certain of its warehouse covenants (mainly related to profitability) as of March 31, 2006 and received waivers from the warehouse lenders. As of March 31, 2006, the aggregate balance outstanding under all warehouse facilities was approximately $2.2 billion. These facilities mature between May 2006 and November 2006. Although the Company received waivers for non-compliance with financial covenants and has been able to extend and renew its warehouse facilities, there is no guarantee these warehouse lenders will provide waivers or extend credit to the Company in the future if the Company is not profitable. If the Company is not able to renew all of these warehouse facilities or arrange for new financing on acceptable terms, or if the Company defaults on its covenants and is unable to access funds under any of these facilities, the Company may not be able to originate new loans or continue to fund operations. In the event of default, the warehouse lender could require the Company to repay the outstanding debt, which could result in the Company having to sell loans at unfavorable prices in order to repay the debt. If these events were to occur, they could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

While the Company believes the implementation of its plans is improving and will continue to improve cash flow, and ultimately result in profitable operations, there can be no assurances that this will occur. Achievement of these results depends on factors outside the Company’s control including, but not limited to, the condition of the whole loan sale market and the Company’s ability to improve the value received in the whole loan market for its loan originations, the general economic environment, changes in interest rates, demand for housing and availability of credit. In addition, the Company operates in a competitive environment in which competitors may lower interest rates or relax underwriting standards. If the Company is forced to do the same in order to remain competitive, this may lead to increased risk in loans originated and could result in less valuable loans being originated. If the Company is unable to operate profitably and generate positive cash flow, the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities may be affected.

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

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when any concern exists as to the ultimate collectibility of principal or interest and interest income recognized prior to loans becoming 90 days past due is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. As of March 31, 2006 and 2005, there were loans with an unpaid principal balance of $128,707,000 and $2,246,000 on non-accrual status, respectively.

Sale of Loans

Loans may be sold in cash transactions or in securitization transactions accounted for as sales. Premiums or discounts resulting from sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales and the carrying value of the related loans sold. At the time of sale, the Company records a provision for estimated losses resulting from the refund of premium to investors due to the early prepayment of loans and the repurchase of loans. The Company also records a provision for losses anticipated on the disposition of loans expected to be repurchased as part of the provision for repurchases charged to gain or loss on sale of loans. As part of the sale of a mortgage loan to third parties, the Company sells the servicing rights. The purchasing company pays the Company a service release premium for that right. This premium is included in “gain on sale of loans” in the accompanying consolidated statements of operations.

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

In an off-balance sheet securitization, the Company transfers mortgage loans to a Real Estate Mortgage Investment Conduit (the “REMIC” or “Trust”), which is a QSPE, as defined by SFAS 140 and accounts for the transfer as a sale of loans. The Trust, in

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

turn, issues interest bearing asset-backed securities (the “Certificates”). The Certificates are sold without recourse except that the Company provides representations and warranties customary to the mortgage banking industry with respect to loans transferred to the Trust. The Trust uses the cash proceeds from the sale of the Certificates to pay the Company the purchase price for the mortgage loans. The Trust also issues certificates representing interests in the excess interest spread and other residuals. The excess interest spread represents the present value of estimated cash flows that the holder of such Certificates will receive as a result of the interest collected from borrowers exceeding the interest paid to security holders by the Trust. The Company retained the Certificates from securitizations in 2003 and 2004 representing the excess interest spread and other residuals, referred to as residual interests.

In such transactions, the Company allocates its basis in the mortgage loans and residual interests between the portion of the assets sold through the Certificates and the portion of retained interests based on the relative fair values of those portions on the date of sale. The Company recognizes gains or losses attributable to the changes in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as either available-for-sale or trading securities. At March 31, 2006, the Company had $1,049,000 in residual interests classified as available-for-sale and $15,282,000 in residual interests classified as trading securities. The Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate commensurate with the risks involved. In accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, increases to the fair value of available-for-sale residual interests are recorded as unrealized gains, net of tax, as a component of other comprehensive income, with the yield being adjusted on a prospective basis. Decreases to the fair value, that are considered to be other than temporary, are recorded as a loss against earnings in the period of the change. Changes to the fair value of trading residual interests are recorded through earnings as a component of the gain or loss on trading securities and derivative instruments.

The Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s residual interests are subordinated to the Certificates until the Certificate holders are fully paid.

Derivative Instruments

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets, mortgage loans held for sale and the repricing of long-term debt issued in securitization transactions, the Company uses derivative financial instruments such as Eurodollar futures contracts, interest rate caps, and interest rate swaps. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to partially offset changes in interest income and cash flows as interest rates change. The derivative financial instruments and any related margin accounts are included in derivative instruments on the consolidated balance sheets and are carried at their fair value. Changes in the fair value of derivative instruments are reported as gain on trading securities and derivative instruments within the consolidated statements of operations. The Company held the following positions in derivatives (in thousands):

(unaudited)

	March 31, 2006		December 31, 2005
Contract	Notional amount	Fair value	Notional amount	Fair value	Term
Eurodollar futures	$8,670,000	$4,852	$7,430,000	$(1,032)	Various through March 2010
Eurodollar margin deposits	N/A	1,363	N/A	6,497	N/A
Interest rate swaps	1,559,978	25,731	1,688,582	19,031	Amortizing through February 2010
Interest rate cap	2,728,958	38,769	2,816,892	34,452	Amortizing through February 2008

		$70,715		$58,948

The notional amount of Eurodollar futures contracts is greater than the outstanding balance of items they hedge because there are multiple Eurodollar futures contracts at various maturities covering the same hedged items for different periods. During the three months ended March 31, 2006, the Company recorded a gain of $20,690,000 related to these derivatives, representing $15,849,000 in fair value adjustments and settlement receipts of $4,841,000 on the swaps and caps. At March 31, 2006 the Company was required by a counterparty to maintain a margin deposit against the Eurodollar futures of $1,363,000. As the counterparty and the Company have a right of offset, the net margin deposit of $6,215,000 is included with the carrying value of derivative instruments on the consolidated balance sheets.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities Sold Under Agreements to Repurchase

Transactions involving sales of securities under agreements to repurchase are recorded at their contractual amounts plus accrued interest and are accounted for as collateralized financings. As of March 31, 2006 and December 31, 2005, the Company had pledged retained interests from on-balance sheet securitizations in order to secure borrowings of $42,869,000 and $13,074,000, respectively. The approximate value of assets pledged was $78,948,000 and $31,500,000 as of March 31, 2006 and December, 31, 2005, respectively. The retained interests from on-balance sheet securitizations are not separately identified in the Company’s consolidated financial statements, as the mortgage loans underlying the cash flows remain on the balance sheet. As of March 31, 2006 and December 31, 2005, these borrowings carry a weighted average interest rate of 6.70% and 4.84%, respectively.

Income Taxes

The Company is not subject to tax on the earnings of the REIT it distributes to its stockholders as long as it distributes at least 90% of its taxable REIT earnings to its stockholders each taxable year and satisfies other qualifying tests. The Company has elected to have its wholly-owned subsidiary, Encore Credit Corp., treated as a taxable REIT subsidiary (“TRS”). As a TRS, Encore Credit Corp. is subject to federal and state taxes on its income. Accordingly, the Company reports a provision for taxes based upon the earnings of Encore Credit Corp. using the asset and liability method of accounting for income taxes.

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

Loan sales from Encore Credit to the REIT are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in ECC Capital’s separate accounts. The intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between ECC Capital’s tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore Credit in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. During 2005 Encore Credit did not pay tax related to the intercompany gain arising on intercompany sales occurring in 2005 and no prepaid tax was recorded and subsequently amortized.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, and began recognizing stock option-based compensation expense in the consolidated statements of operations using the fair value based method applied on a modified prospective basis. Under this transition method, the Company has applied the provisions of SFAS 123(R) to awards granted after January 1, 2006. Additionally, the Company has eliminated its deferred compensation balance against additional paid in capital and will recognize compensation cost over the remaining service period for the portion of awards for which the requisite service period had not been rendered and remained outstanding as of January 1, 2006. The compensation cost for these awards has been based on the grant date fair value, as calculated for the pro-forma disclosures previously required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.

During the three months ended March 31, 2006, the Company included $311,000 in stock based compensation expense in the consolidated statements of operations. The following table illustrates the effect on net income and earnings per share for the

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

three months ended March 31, 2005 if the Company had recognized compensation expense for all stock-based payments to employees based on their fair values (in thousands, except per share amounts):

(unaudited)
Net loss:
As reported	$(2,698)
Compensation expense	(49)

Pro forma	$(2,747)

Loss per share:
Basic, as reported	$(0.04)
Basic, pro forma	$(0.04)
Diluted, as reported	$(0.04)
Diluted, pro forma	$(0.04)

The assumptions utilized in valuing the grants of options during the three months ended March 31, 2005 were: dividend yield of 10%; expected volatility of 45%; risk-free interest rate at the date of grant, which ranged from 3.85% to 4.31%; and expected life of 4.5 years. There were no options granted during the three months ended March 31, 2006.

Under the provisions of SFAS 123(R), the Company will calculate the expected term of option grants using the “simplified method”, as defined by Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Under the “simplified method”, the expected term for “plain vanilla” options are calculated as the average of the vesting term and the contractual term. The risk free interest rate will be based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the option. Volatility will be calculated based on historical stock price volatility of the Company and similar entities over a period that approximates the expected term. The dividend rate will be based upon historical dividend distributions and, if necessary, adjusted based on the dividend yield of similar entities to reduce volatility in calculating this assumption.

Loss Per Share

Basic loss per share is computed by dividing losses available to stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes actual shares of common stock outstanding during the period weighted from the date of issuance, less unvested restricted stock. For the three months ended March 31, 2006 and 2005, basic and diluted earnings per share have been calculated based on 99,617,000 and 61,469,000 weighted average shares outstanding, respectively, as using the diluted shares outstanding in the calculation would have had an anti-dilutive effect due to the Company incurring a loss.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Losses per share were calculated as follows:

	For the three months ended March 31,
	2006	2005
	(in thousands, except per share data)
	(unaudited)
Basic and diluted loss	$(6,375)	$(2,698)

Weighted average number of shares issued	99,617	61,469
Weighted average number of unvested restricted stock	N/A	N/A
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	N/A	N/A
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	N/A	N/A
Dilutive effect on assumed conversion of preferred stock outstanding	N/A	N/A

Diluted shares	99,617	61,469

Loss per share:
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140. SFAS 155 permits fair value measurement for certain hybrid instruments, clarifies which interest-only and principal-only strips are subject to SFAS 133, clarifies and establishes requirements related to derivatives embedded in beneficial interests issued in securitizations, and amends SFAS 140 to eliminate the prohibition on QSPEs holding certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company does not presently believe that adoption of SFAS 155 will have a material effect on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 requires companies to record a servicing asset or servicing liability each time they undertake an obligation to service a financial asset from (i) the transfer of financial assets that meet the requirements for sale accounting, (ii) a transfer of financial assets to a QSPE in a guaranteed mortgage securitization in which the transferor retains the securities and accounts for them as available-for-sale or trading, or (iii) an acquisition or assumption of an obligation to service financial assets that does not relate to financial assets of the servicer or its affiliates. In addition, SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not presently believe that adoption of SFAS 156 will have a material effect on its financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to the March 31, 2006 presentation.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - LOANS HELD FOR SALE

Mortgage loans held for sale at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	Weighted Average Coupon	December 31, 2005	Weighted Average Coupon
	(in thousands)
	(unaudited)
Mortgage loans held for sale	$2,423,416	8.22%	$2,762,399	8.08%
Net deferred origination costs	14,654		22,549
Lower of cost or market adjustment	(18,632)		(40,525)

Loans, net	$2,419,438		$2,744,423

In February 2006, the Company transferred loans with unpaid principal balances of approximately $157 million to an investor for which the transfer did not meet the criteria for recording as a sale. In April 2006, the Company reacquired loans from this transfer with unpaid principal balances of approximately $35 million and determined that it would not reacquire any of the remaining balances, at which time the sale was recorded. A corresponding liability for remaining amounts advanced to the Company on the initial transfer is reflected as “Advance on uncompleted loan sale” in the accompanying March 31, 2006 consolidated financial statements.

Gain (loss) on sale of loans was comprised of the following components for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Premium from whole-loan sales	$(4,376)	$14,535
Provision for repurchases	(7,461)	(767)
Non-refundable loan fees, net	162	(18)
Lower of cost or market adjustment for loans held for sale	21,892	(117)
Deferred origination costs	(17,316)	(7,177)

Gain (loss) on sale of loans, net	$(7,099)	$6,456

NOTE C - LOANS HELD FOR INVESTMENT

The components of mortgage loans held for investment at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	Weighted Average Coupon	December 31, 2005	Weighted Average Coupon
	(in thousands)
	(unaudited)
Unpaid principal balance of mortgage loans	$3,755,217	7.23%	$4,214,624	7.29%
Net deferred origination costs and discount	40,508		48,301
Allowance for loan losses	(45,766)		(40,862)

	$3,749,959		$4,222,063

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Beginning balance	$40,862	$—
Additions	6,099	2,500
Charge-offs, net	(1,195)	—

Ending balance	$45,766	$2,500

NOTE D – RESIDUAL INTEREST

The following table summarizes activity in residual interests:

	For the three months ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Beginning balance	$14,753	$20,167
Mark-to-market adjustment	80	(4,285)
Accretion of residual interests	1,523	717
Cash received from residual interests	(25)	(996)

Ending balance	$16,331	$15,603

Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s residual interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

The Company uses certain assumptions and estimates to determine the fair value allocated to the residual interests at the time of the initial sale and each subsequent reporting date in accordance with SFAS 140. These assumptions and estimates include projections concerning the various rate indices applicable to the Company’s loans and the pass-through rate paid to bondholders, credit loss experience, prepayments rates, and a discount rate commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table:

	March 31, 2006	December 31, 2005
	(in thousands)
Carrying value/fair value of residual interests	$16,331	$14,753
Assumed weighted average life in years	1.10	0.55
Decline in fair value with 10% adverse change	$2,143	$3,674
Decline in fair value with 20% adverse change	$3,968	$4,757
Assumed cumulative pool losses	1.18%	1.40%
Decline in fair value with 10% adverse change	$1,230	$1,584
Decline in fair value with 20% adverse change	$2,461	$2,791
Assumed discount rate	18.96%	19.49%
Decline in fair value with 10% adverse change	$316	$199
Decline in fair value with 20% adverse change	$625	$395
Interest rate assumptions	1-month LIBOR	1-month LIBOR
Decline in fair value with 10% adverse change	$1,136	$983
Decline in fair value with 20% adverse change	$2,319	$1,939

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – WAREHOUSE AND REPURCHASE FACILITIES

The Company has entered into warehouse line of credit, repurchase, and aggregation facilities for the funding of mortgage loans as follows:

Maximum warehouse, repurchase, and aggregation facility amount	Wet funding sub-limit	Advanced amount		Maturity date
		March 31, 2006	December 31, 2005
(in thousands)
(unaudited)
$500,000	$150,000	$38,584	$252,918	July 19, 2006
N/A	N/A	—	56,034	November 14, 2005
300,000	90,000	24,662	365,511	May 15, 2006
1,000,000	100,000	460,452	400,048	May 31, 2006
700,000	210,000	756,995	735,378	June 30, 2006
N/A	N/A	200,518	429,761	April 13, 2006
500,000	175,000	325,976	413,081	May 15, 2006
500,000	—	368,873	55,535	November 27, 2006
30,000	—	28,869	—	June 27, 2006

$3,530,000	$725,000	$2,204,929	$2,708,266

Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. The Company is charged a margin over the London Interbank Offered Rate, or LIBOR, which varies within warehouse lines based on tranches with dry funded loans carrying the lowest rate and non-performing loans carrying the highest rate (few loans fall into the non-performing category). The majority of the Company’s fundings are wet loan fundings, which become dry loan fundings once all the documentation has been delivered to the custodian. The interest rate on wet loan fundings is 0 to 12.5 basis points higher than that of dry loan fundings, varying between warehouse lines. The weighted average interest rate on these facilities was 5.60% and 5.16% as of March 31, 2006 and December 31, 2005, respectively. As security for the repayment of the warehousing line, the lenders have taken a security interest in the underlying mortgage loans. In addition, in order to secure one line, the Company is required to maintain certain minimum cash balances, which have been classified as restricted cash. The cumulative amount of restricted cash under the minimum balance requirements at March 31, 2006 and December 31, 2005 was $3,295,000 and $18,600,000, respectively. As consideration for the warehouse lines, the Company paid commitment fees of approximately $407,000 and $586,000 for the three months ended March 31, 2006 and 2005, respectively. Interest on the warehouse lines is calculated on a loan-by-loan basis and depends upon the loan type. Each of the warehouse lines requires that the Company meet certain financial covenants including minimum tangible net worth, leverage ratios, minimum liquid assets, minimum cash balances, and positive net income. These warehouse lines may also limit the Company’s ability to pay dividends if it is not in compliance with these covenants. The Company was not in compliance with certain of these covenants (mainly related to profitability) as of March 31, 2006. The Company received waivers from the lenders concerning the non-compliance.

NOTE F – LONG-TERM DEBT

As of March 31, 2006, the Company had approximately $3.7 billion in outstanding securitization bonds remaining from the four securitizations of mortgage loans completed during 2005. The Company effected the transactions by transferring mortgage loans to a bankruptcy-remote entity, which, in turn, transferred the loans to an owner trust. The trust sold various classes of mortgage-backed securities, or bonds, with an original face value of $5.0 billion to third parties. Proceeds from the sale of the securities were utilized to acquire mortgages from the Company at their unpaid principal balances of approximately $5.0 billion. Proceeds

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from the sale of the mortgage securities were used to pay transaction expenses, pay off warehouse advances and for general corporate purposes.

The mortgage-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. The interest rate on the securities resets monthly and is based upon one-month LIBOR. The weighted average interest rate payable on the Company’s long-term debt at March 31, 2006 was 4.92%. As principal payments on the underlying mortgages are paid through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds the Company estimates that the bonds will be fully repaid in 2009. The security classes have weighted average lives ranging from one to three years.

As of March 31, 2006 and December 31, 2005, the balance of long-term debt comprised the following:

	March 31, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Securitized bonds	$3,689,862	$4,164,727
Discount on bonds	(430)	(717)
Accrued interest on securitized bonds	2,020	2,117

Total financing on mortgage loans held for investment	$3,691,452	$4,166,127

The costs associated with issuing long-term debt are capitalized and amortized as a component of interest expense over estimated term of the debt, expecting that the debt will be paid fully from the cash flows from the underlying collateral. The Company did not complete any securitization transactions during the three months ended March 31, 2006. The balance of deferred bond issue costs at March 31, 2006, net of accumulated amortization, was $9,911,000 and is included in prepaid expenses and other assets.

The discount on bonds reflects the difference between the proceeds received from the sale of the bonds and the face amount to be repaid over the life of the bonds. The discount is being amortized as an adjustment of interest expense over the estimated life of the bonds.

NOTE G – SEGMENT REPORTING

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of the business segments are generally the same as those described in the summary of significant accounting policies. Summary financial data by segment as of March 31, 2006 and the three months then ended follows.

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
	(in thousands)
	(unaudited)
Net interest income	$12,550	$15,565	$4,887	$33,002
Gain (loss) on sale of loans, net	—	(5,891)	(1,208)	(7,099)
Provision for loan losses	6,099	—	—	6,099
Gain on trading securities and derivative instruments	16,488	4,871	—	21,359
Income before equity in income (loss) of subsidiaries	18,555	(28,638)	3,708	(6,375)
Equity in income (loss) of subsidiaries	(28,609)	—	28,609	—
Net income (loss)	(10,054)	(28,638)	32,317	(6,375)
Total assets	$4,078,820	$2,518,660	$(146,037)	$6,451,443

Summary financial data by segment as of March 31, 2005 and the three months then ended follows.

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
	(in thousands)
	(unaudited)
Net interest income	$6,196	$6,041	$—	$12,237
Gain (loss) on sale of loans, net	—	24,651	(18,195)	6,456
Provision for loan losses	2,500	—	—	2,500
Gain on trading securities and derivative instruments	3,169	3,316	5	6,490
Income before equity in income (loss) of subsidiaries	9,656	1,699	(14,053)	(2,698)
Equity in income (loss) of subsidiaries	(1,699)	—	1,699	—
Net income (loss)	7,957	1,699	(12,354)	(2,698)
Total assets	$2,411,529	$732,423	$(67,460)	$3,076,492

*	The Company amortizes its deferred bond issuance costs, including the inter-company premium paid to originate the loans, as a reduction to interest income. The amortization of inter-company premium is eliminated during consolidation. In addition, Encore Credit records the inter-company transfer of loans as a sale and these inter-company gains have been eliminated during consolidation. Other eliminations relate to the elimination of the Company’s equity interest in its majority and wholly owned subsidiaries, as the assets, liabilities, and income of these subsidiaries are included in the consolidated financial statements.

NOTE H – CORPORATE REORGANIZATION

On January 6, 2006, the Company announced a reorganization designed to reduce costs and improve efficiency. The reorganization involved the consolidation of seven wholesale loan processing centers into three. These three centers are located regionally in Irvine, California; Downers Grove, Illinois; and Glen Allen, Virginia. Lending operations for ECC Capital’s retail subsidiary, Bravo Credit Corporation, were consolidated into two centers based in Irvine and Glen Allen. This reorganization has resulted in a reduction in force of approximately 440 employees, or 27% of the Company’s total workforce.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 11, 2006, the Company announced an additional reduction in workforce of 170 employees, or 17% of the Company’s remaining workforce. In addition, Bravo Credit Corporation’s office in Glen Allen was closed; consequently, Bravo Credit will operate solely out of its Irvine office. In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, the Company records lease termination costs as of the “cease-use date”, employee costs as of the date employees are notified of their termination (the “communication date”), and fixed asset write offs at which time they are considered impaired. Although estimates are subject to change as additional information becomes available, the Company recorded the follow restructuring activity during the three months ended March 31, 2006:

	Restructuring Accrual at December 31, 2005	Additions to Restructuring Accrual	Charges Against Restructuring Accrual	Restructuring Accrual at March 31, 2006
	(in thousands)
	(unaudited)
Employee costs	$—	$1,275	$(1,275)	$—
Lease termination costs	—	6,561	(122)	6,439
Fixed asset write offs	—	66	(66)	—

	$—	$7,902	$(1,463)	$6,439

The Company recorded an impairment charge of $66,000 during the three months ended March 31, 2006, as the Company does not expect to receive any future benefit from the assets previously utilized at Bravo Credit Corporation’s office in Glen Allen, which was closed during the first quarter of 2006. Lease termination costs of $6,561,000 were recorded during the first quarter of 2006, as the “cease-use dates” associated with the related facilities occurred during this period. Employee termination costs of $1,275,000 were recorded during the first quarter of 2006, in connection with the January workforce reduction. The Company expects to incur an impairment charge of approximately $1,299,000 during the second quarter of 2006 in connection with the April workforce reduction.

NOTE I – SUBSEQUENT EVENTS

In May 2006, the Company completed a securitization of mortgage loans through the sale of approximately $1.0 billion of notes backed by a pool of fixed and adjustable rate, nonconforming mortgage loans secured by first liens on one-to-four family residential properties. The transaction will be accounted for as a sale for financial accounting purposes, in accordance with SFAS 140 and represent non-recourse obligations of Bravo Mortgage Asset Trust 2006-1, a Delaware statutory trust and non-consolidated QSPE.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion and analysis discusses our financial condition and results of our operations on a consolidated basis, unless otherwise indicated. Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

General

For the three months ended March 31, 2006, we reported a net loss of $6.4 million as compared to a net loss of $2.7 million for the three months ended March 31, 2005. The net loss for the three months ended March 31, 2005 reflects a tax benefit of $6.3 million, whereas no tax benefit is reflected in the three months ended March 31, 2006. On a pretax basis, the loss for the three months ended March 31, 2006 declined from $9.0 million from the corresponding period in 2005.

Our net revenues increased to $41.2 million during the three months ended March 31, 2006 as compared to $22.7 million for the three months ended March 31, 2005, which was mainly due to increased net interest income and hedging gains. We hedge the risk of changes in interest rates through the use of derivatives – Eurodollar futures and interest rate caps and swaps contracts. As a result of increases in interest rates during the three months ended March 31, 2006, we reported a gain on derivatives of $21.4 million.

During the first quarter of 2006, our assets decreased slightly due to the sale of our aged loans held for sale and a portion of our loans held for investment were paid off early, the combination of which exceeded our first quarter loan originations of $1.7 billion. However, the growth in our portfolio of loans held for investment during 2005 resulted in a significant increase in interest income during the first quarter of 2006 versus the first quarter of 2005.

During the three months ended March 31, 2006, we reported a loss on the sale of loans of $7.1 million. Loans that we do not securitize are generally sold to third parties in whole loan sale transactions. During the first quarter of 2006, we sold our aged loans, many of which were sold at prices below par. However, the loans were marked down to market value during the fourth quarter of 2005, reducing the losses from loan sales that would have otherwise been recorded during the first quarter of 2006. Selling these aged loans resulted in a decline in our valuation allowance, which reduced the carrying value of our loans held for sale to the lower of cost or market, from $40.5 million at December 31, 2005 to $18.6 million at March 31, 2006. The reduced valuation allowance is also attributable to our focus on producing higher quality loans and improved whole loan prices in the secondary markets.

Our expenses increased to $47.5 million during the three months ended March 31, 2006 as compared to $31.7 million for the three months ended March 31, 2005. The increase in expenses is mainly due to $7.9 million in restructuring charges we took during the first quarter of 2006 related to terminating over 610 employees and consolidating our operations into three central processing centers located in Irvine, California, Downers Grove, Illinois, and Glen Allen, Virginia. The majority of the expenses related to severance payments, which are included in personnel expenses, and estimated lease termination fees, which are included in occupancy expense.

We originated approximately $1.7 billion and $2.3 billion in loans during the three months ended March 31, 2006 and 2005, respectively. The decrease in loan originations is primarily attributable to a rising interest rate environment and focusing on originating higher quality loans.

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

Mortgage Loans and Origination Costs and Fees

Our mortgage loans are classified as either held for sale or held for investment. Mortgage loans held for sale are carried at the lower of cost or market on an individual loan basis. Market value is determined by reference to prices obtained on recent sales of similar loans, planned loan sale transactions, or through loan pricing models. The provision to reduce held for sale loan inventory to the lower of cost or market is charged to gain on sale of loans.

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

Allowance for Losses on Mortgage Loans Held for Investment

For our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of the balance sheet date. We periodically conduct reviews of all loans held in our portfolio in order to determine collectibility. We determine the amount of the loss allowance for these loans based on a review of static pools, gross defaults, recovery rate trends, current economic conditions and trends, and other relevant data. To date, we have had minimal losses, however, as our portfolio continues to mature and we experience losses, we plan to compare actual loss performance to original loss assumptions and, if necessary, make adjustments to the allowance for losses. In order to increase allowances, a loan loss provision is charged to the statement of operations, resulting in a reduction to earnings. Loans that are deemed to be uncollectible will be charged off and deducted from the allowance. Recoveries on loans previously charged off will be added to the allowance. As our portfolio of loans held for investment increases and ages, we would expect a corresponding increase in our allowance for losses.

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

We cease accruing interest income on loans when any portion of principal or interest is 90 days past due, or earlier when any concern exists as to the ultimate collectibility of principal or interest and interest income recognized prior to loans becoming 90 days past due is reversed.

Gain or Loss on Sale of Loans

We recognize a gain or loss on the sale of our loans we sell through whole-loan sales. Gains or losses resulting from these sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. As part of the sale of a mortgage loan, we sell the servicing rights. The purchasing company pays us a service release premium for that right. This premium is included in “gain (loss) on sale of loans” in the accompanying consolidated statements of operations.

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

Fair Value of Residual Interests in Loan Securitizations

In securitizations completed through 2004, we conveyed loans that we originated to a special purpose entity (such as a trust), or to a third party that subsequently sold the loans to a special purpose entity, in exchange for cash proceeds and a residual interest in the trust. The cash proceeds were raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. Pursuant to FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, and its predecessor accounting pronouncements, we recorded gain or loss on sales of loans, equal to the difference between the portion sold and any retained interests, herein referred to as residual interests, based on their relative fair values at the date of transfer and our basis in the loans. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the projected interest earned on each pool of securitized loans over the sum of the interest paid to investors, the contractual servicing fee, an estimate for credit losses and other ongoing costs of the securitization. Each agreement that we have entered into in connection with these securitizations requires the over-collateralization of the trust that may initially be funded by cash or an excess of loans deposited into the trust. The amount and timing of the cash flows expected to be released from the securitization trusts consider the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

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

Derivative Financial Investments and Hedging Activities

Hedging is a critical aspect of our business because the value of our assets is sensitive to the fluctuation of interest rates. From time to time, we have, and will continue to use, various financial instruments to hedge our exposure to changes in interest rates. The following summarizes the hedging instruments that, subject to limitations imposed by the REIT requirements, we have used to reduce interest rate risks on our residual interests, the loans that we hold for investment and the loans that we hold for sale.

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

We presently do not intend to enter into derivative instruments, except for hedging purposes. Further, it is unlikely that we can obtain hedging instruments that perfectly offset all of the risks of our assets and liabilities. No hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We intend to monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to our total assets.

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

Income taxes

We currently intend to elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2005. In order to meet the requirements for us to qualify as a REIT, we continue to conduct all of our loan originations and sales through Encore Credit. As a result of our joint election, Encore Credit is treated as our taxable REIT subsidiary. The origination and purchase of the loans we sell in whole-loan sales are funded by Encore Credit. The origination and purchase of the loans we retain for our portfolio are funded by Encore Credit and subsequently transferred to us (ECC Capital). To the extent that we purchase mortgage loans from Encore Credit in this manner, we are required to purchase those loans at fair market value.

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

As certain of our subsidiaries are taxable entities, we have reported a provision for income taxes within our financial statements, similar to the provision reflected in our previous financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire. During 2005 and the first quarter of 2006, our TRS had operating losses. We can utilize the net operating loss of our TRS to offset taxable income from prior years and carryforward the operating loss to offset future taxable income. We have recorded a valuation allowance against our deferred asset of approximately $34.0 million to reduce the carrying value of this asset to $31.2 million, which we believe to be the realizable value of this asset based on our ability to carry back net operating losses to recover taxes paid in prior years.

Loan sales from Encore Credit, our TRS, to us are recorded at estimated fair value as of the date of sale and the gain or loss on sale is included in the taxable income of Encore Credit and loan premium is recorded in our separate accounts. This intercompany gain or loss and loan premium are eliminated upon consolidation for financial reporting purposes. The difference between our tax basis in the acquired loans and the basis in the loans for financial reporting purposes is not considered a temporary difference for which deferred taxes are provided. The amount of tax paid or to be paid by Encore Credit in its separate return related to this gain is recorded as prepaid taxes for financial reporting purposes and amortized as tax expense. To the extent Encore Credit does not expect to pay tax on this gain, the tax effect of intercompany gains will reduce the tax benefit that would otherwise have been recorded.

Stock-Based Compensation

Effective January 1, 2006, we began to account for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Accordingly, stock option-based compensation expense is recorded in the consolidated statement of operations using the fair value based method applied on a modified prospective basis. The effect of this change in accounting did not have a material effect on the financial statements.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Interest Income. Interest income increased 354.1% to $115.8 million for the three months ended March 31, 2006 from $25.5 million for the three months ended March 31, 2005 primarily due to the increase in our loan portfolio as of the first quarter of 2006 as compared to the first quarter of 2005. Loans held for investment increased to $3.7 billion as of March 31, 2006 as compared to $1.8 billion as of March 31, 2005. Our balance of loans held for sale was also higher during the first quarter of 2006 as compared to the first quarter of 2005, increasing to $2.4 billion as of March 31, 2006 from $0.8 million as of March 31, 2005.

Interest Expense. Interest expense increased 522.6% to $82.8 million for the three months ended March 31, 2006 from $13.3 million for the three months ended March 31, 2005 due to the increased borrowing costs associated with our portfolio of loans held for investment, increased warehouse balances associated with our loans held for sale, and increases in one-month LIBOR. The interest rates on our borrowings are calculated as a margin over one-month LIBOR. As of March 31, 2006 and 2005, one-month LIBOR was 4.83% and 2.87%, respectively.

Provision for Loan Losses. The provision for loan losses on loans held for investment increased 144.0% to $6.1 million for the three months ended March 31, 2006 from $2.5 million for the three months ended March 31, 2005 due to carrying a larger portfolio of loans held for investment during the first quarter of 2006 as compared to the first quarter of 2005 and due to seasoning of the portfolio. As of March 31, 2006 loan delinquency information was as follows:

(dollars in thousands)

Aging	Loan Balance	Percentage of Total
Current	$3,532,583	94.1%
30 - 59 days past due	75,389	2.0%
60 - 89 days past due	33,990	0.9%
90 - 119 days past due	26,832	0.7%
120 - 149 days past due	22,005	0.6%
150 - 179 days past due	19,070	0.5%
180 + days past due	45,348	1.2%

	$3,755,217

Gain or Loss on Sale of Loans, Net. We sold approximately $2.0 billion in loans at a weighted average price of 99.76% during the three months ended March 31, 2006 as compared to $532.8 million at a weighted average price of 102.72% for the three months ended March 31, 2005. The increase in the volume of loan sales during the first quarter of 2006 as compared to the first quarter of 2005 is mainly attributable to our conversion to REIT status in the beginning of 2005 and holding loans during that period to build our portfolio of loans held for investment. We completed our last securitization of loans held for investment in November 2005 and, as a result, began selling a higher percentage of our loan production.

Throughout 2005, we experienced a decline in whole loan sales prices, in particular during the fourth quarter. During the fourth quarter of 2005, credit market conditions in the asset-backed securities market required additional credit enhancements that negatively impacted the prices investors were willing to pay for our loans. The decline in sales prices we experienced during the fourth quarter also reflected normal seasonal trends, a rising interest rate environment, as well as a need to reduce higher levels of held for sale inventory we had retained while selecting mortgage loans for securitization. A significant portion of the loan sales which settled during the three months ended March 31, 2006 were traded in the fourth quarter of 2005. In addition, during the three months ended March 31, 2006, we completed the sale of inventory which had been adjusted to the lower of cost or market value at December 31, 2005, reducing the loss that would have otherwise been recorded with the sales settled during the first quarter of 2006.

The following table summarizes loan sales for the periods indicated:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Whole-loan sales at a:
Premium	$1,585,055	$509,412
Discount	416,073	23,349

Total whole-loan sales	$2,001,128	$532,761
Weighted average price for premium sales	100.7%	102.9%
Weighted average price for discount sales	96.4%	98.1%

Premium whole-loan sales are sales to investors at prices above par. Conversely, discount sales are sales of loans at prices below par. Discounted sales are generally a result of incomplete documentation or the rejection of the whole-loans by a premium whole-loan buyer because of certain characteristics, or loans repurchased from investors and subsequently resold. Our weighted average sales price decreased by 296 basis points to 99.76% for the three months ended March 31, 2006 from 102.72% for the three months ended March 31, 2005. We believe this decrease was a result of unfavorable pricing on our loans as a result of the factors noted above.

The following table represents the components of gain or loss on sales recorded each period:

	For the three months ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Premium from whole-loan sales	$(4,376)	$14,535
Provision for repurchases	(7,461)	(767)
Non-refundable loan fees, net	162	(18)
Lower of cost or market adjustment for loans held for sale	21,892	(117)
Deferred origination costs	(17,316)	(7,177)

Gain (loss) on sale of loans, net	$(7,099)	$6,456

Our practice is to record, at the date of the sale, a provision for estimated repurchase losses attributable to principal, premium, interest and other costs of loans repurchased based upon our historical experience of the amount of sales that ultimately require repurchase. The obligations to repurchase loans and to reimburse the investor for any premiums paid on loans attributable to early payment are contractual obligations and require management to estimate such amounts at the time of sale. In addition, we also record a provision for losses anticipated on the disposition of loans expected to be repurchased as part of the provision for repurchases charged to gain or loss on sale of loans. The provisions, therefore, can vary from year to year depending on the contractual obligations and loan performance. Our provision for repurchase losses increased to $7.5 million for the three months ended March 31, 2006 from $767,000 for the three months ended March 31, 2005, principally due to the loss we expect to incur on the resale of approximately $58.0 million in loans we are committed to repurchase at March 31, 2006.

Loan origination fees, as well as discount points and certain direct origination costs, are initially capitalized and recorded as an adjustment to our cost of the loan, which is reflected in the gain or loss on sale we record when the loan is sold. Deferred origination costs increased 140.3% to $17.3 million for the three months ended March 31, 2006 from $7.2 million for the three months ended March 31, 2005, primarily due to higher whole-loan sales volume.

Gain on Trading Securities and Derivative Instruments. The net gain on trading securities and derivative instruments comprise the following:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Unrealized gain on derivatives	$16,902	$10,013
Realized gain (loss) on derivatives	(1,013)	1,270
Net receipts (payments) under interest rate agreements	4,841	(391)
Change in fair value of residual interests	629	(4,402)

	$21,359	$6,490

The net gain increased 229.2% to $21.4 million for the three months ended March 31, 2006 from $6.5 million for the three months ended March 31, 2005, principally due to rising interest rates increasing the value of our derivative instruments and an increase in the notional balance of our derivatives of $9.9 billion at March 31, 2006 as compared to March 31, 2005. The significant increase in the notional balance of derivatives was due to the purchase of interest rate cap and swap contracts purchased in connection with our securitizations and increased notional balances on our Eurodollar contracts used to hedge our loan inventory and pipeline. The notional amount of Eurodollar futures contracts typically exceeds the outstanding balance of items they hedge because there are multiple Eurodollar futures contracts at various maturities covering the same hedged items for different periods.

We use Eurodollar futures contracts, interest rate caps, and interest rate swaps to hedge our residual interests in securitizations, loan pipeline, loans held for sale, and loans held for investment. Due to rising interest rates, these derivative instruments increased in value during the first quarter of 2006. In addition, we were required to make net swap payments during the first quarter of 2005 due to the fixed contract interest rate being higher than the floating market interest rate. Due to increases in LIBOR, we began receiving net swap payments during the three months ended March 31, 2006 and the payments we receive on our interest rate cap contracts have increased.

The residual interests in securitizations represent the present value of the excess of estimated future cash flows received from borrowers on mortgage loans sold into securitization trusts over the cash flows passed through to the related asset-backed securities. We acquired most of our residual interests in off-balance sheet securitization transactions completed in the second and third quarters of 2004. Through 2005, loans within the securitization transactions were prepaying at higher than anticipated rates, which resulted in us continually increasing our prepayment assumptions. As mortgage loans within the securitization are prepaid, estimated future cash flows are reduced, decreasing the value of our residual interests. During the three months ended March 31, 2006, loans began prepaying at lower rates, which resulted in an increase in expected net cash flows and a corresponding increase in residual values.

Personnel. Personnel expenses increased 30.5% to $19.7 million for the three months ended March 31, 2006 from $15.1 million for the three months ended March 31, 2005. During 2005, we increased production and administrative staffing in order to accommodate the higher origination volume we experienced in 2005. During January and April 2006, we announced two workforce reductions, which along with natural attrition, have resulted in a reduction in workforce of over 800 employees. However, we did not realize operating costs reductions as a result of these workforce reductions during the first quarter of 2006, as employees from the first workforce reduction were terminated over the course of the first quarter. Operating cost reductions resulting from the April reduction in workforce are expected to be realized beginning in late second quarter and during the second half of the year. Total staffing was 1,667 employees at December 31, 2005, which has been reduced to 1,064 employees at March 31, 2006 and 851 employees as of April 30, 2006. We expect to realize cost savings from our first reduction in workforce during the second quarter of 2006 and we expect to fully realize the benefits of both workforce reductions beginning in the third quarter of 2006.

Production and Marketing. Production and marketing expenses decreased 32.4% to $2.5 million for the three months ended March 31, 2006 from $3.7 million for the three months ended March 31, 2005, which was mainly due to decreased purchases of internet leads for our retail operations and decreased loan production expenses associated with loans that did not close.

Servicing Fees. Servicing fees increased 55.6% to $4.2 million for the three months ended March 31, 2006 from $2.7 million for the three months ended March 31, 2005, as a result of the growth in our portfolio of loans held for investment and an increase in our loans held for sale throughout 2005, resulting in higher balances as of March 31, 2006 as compared to March 31, 2005.

Occupancy Expense. Occupancy expense increased 10.0% to $2.2 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005, which is primarily due to opening new offices during 2005. During the first quarter of 2006, we announced a reorganization that resulted in the consolidation of our processing centers and closure of most of our retail production offices, which is expected to reduce our future occupancy expense.

Severance and Lease Termination Costs. Severance and lease termination costs were $7.9 million for the three months ended March 31, 2006. We incurred no similar costs during the three months ended March 31, 2005. These costs include $1.3 million in severance costs related to our January 2006 workforce reduction and $6.6 million in lease termination costs related to our January and April reorganization announcements.

General and Administrative. General and administrative expenses increased 34.1% to $11.0 million for the three months ended March 31, 2006 from $8.2 million for the three months ended March 31, 2005. This increase is mainly due to increased insurance premiums and an increase in depreciation expense associated with fixed assets purchased throughout 2005.

Benefit / Provision for Income Taxes. We had income tax expense of $3,000 for the three months ended March 31, 2006 as compared to a benefit for income taxes of $6.3 million for the three months ended March 31, 2005. The expense for the three months ended March 31, 2006 relates to minimum state tax payments we were required to make. During 2005 and into 2006, we experienced consolidated losses due to operating losses at our taxable REIT subsidiaries. The operating losses of the taxable REIT subsidiaries during 2005 will be carried back to recover approximately $31.2 million in taxes paid in prior years. Remaining net operating loss from 2005 and operating losses from the first quarter of 2006 result in a deferred tax asset of approximately $34.0 million, which has been fully reserved for at March 31, 2006.

We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. While we project that our taxable REIT subsidiaries will be profitable in the later portion of 2006 and beyond, in view of the recent losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Off-Balance Sheet Arrangements

We are party to transactions that have off-balance sheet components. In connection with off-balance sheet securitization transactions, there were $421.6 million in loans remaining in off-balance sheet trusts as of March 31, 2006. The trusts have issued securities or bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors, or the trusts, generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for breaches of standard representations and warranties.

We have retained certain residual interests in the securitization trusts. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of March 31, 2006, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on our balance sheets:

	Payment due by period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years
	(in thousands)
Operating leases	$38,314	$11,237	$14,697	$10,362	$2,018
Warehouse and repurchase facilities(1)	2,204,929	2,204,929	—	—	—
Equipment leases	2,699	1,582	993	124	—
Long-term debt(2)	3,689,862	1,691,075	1,560,243	324,366	114,178

(1)	These warehouse and repurchase facilities had a weighted average interest rate of 5.60% at March 31, 2006.

(2)	The long-term debt had a weighted average interest rate of 4.92% at March 31, 2006.

Liquidity and Capital Resources

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

Second, when we securitize loans, the proceeds from the securitization are utilized to repay the warehouse debt on the securitized loans and to pay the costs of the securitization. Depending on the structure of the securitization, the proceeds from the securitization may not be sufficient to repay all warehouse debt and the costs of the securitization. A securitization’s over-collateralization requirements, transaction costs (e.g., attorneys’ fees, printing costs, underwriters’ fees, etc.) and the type of derivatives instruments invested in will all affect the amount of cash we are required to invest in our securitizations.

We generate cash through three principal operational sources:

(i)	Net interest spread on our loans – We receive interest income on loans we hold for sale and pay interest on the warehouse facilities used to finance the funding of these loans. Net interest spread is the difference between these two amounts.

(ii)

Cash flows from our securitizations – In a securitization we transfer loans to a trust that issues long term debt or bonds collateralized by the loans. The trust collects the principal and interest on the loans and passes through all principal collected to bondholders. Interest is paid to holders of the debt based upon the stated rate associated with the class of debt. The difference between the interest collected on the loans and interest paid to the bondholders and ongoing expenses of the trust is excess cash flow. The excess cash flow provides additional collateral to the bondholders as it is available to absorb losses realized on defaulted loans. To the extent excess cash flow exceeds losses on the loans, it is used to pay down principal on senior securities issued by the trust to create additional collateralization (over collateralization or OC) until specified OC levels are maintained by the trust. Excess cash flow not required to cover losses or build OC will be distributed to us, or in the event a Net Interest Margin trust, or NIM, was created in connection with the securitization, to the related NIM holders until the NIM securities are retired, and then to us. In addition to excess cash flow from the securitizations, we also receive servicing fees to the extent that we have retained ownership in the servicing rights on the loans included in the trust. We receive cash flows from securitizations as described regardless of whether the securitization is accounted for as a sale or a financing. Through March 31, 2006, we have completed seven securitizations. We currently receive excess cash flows from a securitization completed in 2003 and two securitizations completed in 2005. While we are not currently receiving excess cash flows from the other four securitizations, as OC is accumulating in the trusts, we receive servicing fees from the four securitizations we completed in 2005. We expect to receive excess cash flows from all our securitizations in 2006. It is through the receipt of these cash flows that we expect to recover our investments in securitizations.

(iii)	Sale of loans – We sell loans to third parties for cash. The proceeds from the sale are used to repay any warehouse financing. Any excess proceeds generate incremental cash flow to us. It is through the receipt of these cash flows that we expect to recover our investment in loans held for sale (to the extent that such loans are not transferred into securitizations).

Factors that could affect our future ability to complete securitizations include the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, the performance of our portfolio of securitized loans and our ability to obtain credit enhancement.

Warehouse and Repurchase Facilities

Our current warehouse and repurchase facilities mature between May 2006 and November 2006 and are secured by the loans we originate or purchase with the funds. Although our warehouse and repurchase facilities mature between May 2006 and November 2006, we intend to renew and extend the maturity of the facilities in the ordinary course of business, as well as add new facilities. We have not renewed our facilities with UBS Real Estate Securities (“UBS”) or Merrill Lynch. All amounts due UBS were repaid during the three months ended March 31, 2006. All amounts due Merrill Lynch were repaid during April 2006. The weighted average interest rates on the combined facilities, based on one-month LIBOR, were 5.60% and 5.16% at March 31, 2006 and 2005, respectively. Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. Lenders generally limit our use of a warehouse facility to wet fund loans to a portion of our borrowing capacity under the warehouse line. If we have reached our sub-limit for wet funding on a warehouse line, we will not be able to wet fund under that line until borrowing capacity becomes available under the wet funding sub-limit. In addition, if we exceed a sub-limit, we will be in default under the warehouse line.

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

ECC Capital, Bravo Credit and Encore Credit are jointly and severally liable for all of the obligations under the warehouse and repurchase facilities. ECC Capital, Bravo Credit, and Encore Credit all have the right to borrow the unused portion of the maximum facility amounts and the full amounts of any sub-limits. The assets of ECC Capital secure the borrowings of ECC Capital, Bravo Credit and Encore Credit and the assets of Encore Credit will only secure its own borrowings and a default by ECC Capital, Bravo Credit or Encore Credit would be deemed a default of the others.

During the first quarter of 2006, we renewed, extended and modified our facility amounts on our warehouse and repurchase facilities. The following table summarizes our current warehouse and repurchase facilities and outstanding balances as of March 31, 2006 and December 31, 2005:

Warehouse, Repurchase and Aggregation Lender	Expiration Date	Total Facility Amount	Wet Funding Sub-Limit	Amount Outstanding
				March 31, 2006	December 31, 2005
	(unaudited)
	(in thousands)
Countrywide Warehouse Lending	July 2006	$500,000	$150,000	$38,584	$252,918
UBS Real Estate Securities	Nov. 2005	N/A	N/A	—	56,034
IXIS Real Estate Capital	May 2006	300,000	90,000	24,662	365,511
Wachovia Bank, N.A.	May 2006	1,000,000	100,000	460,452	400,048
Credit Suisse First Boston	June 2006	700,000	210,000	756,995	735,378
Merrill Lynch	April 2006	N/A	N/A	200,518	429,761
DB Structured Products	May 2006	500,000	175,000	325,976	413,081
Bear Stearns Mortgage Capital Corp.	Nov. 2006	500,000	—	368,873	55,535
Residential Mortgage Solutions	June 2006	30,000	—	28,869	—
Total		$3,500,000	$725,000	$2,204,929	$2,708,266

As previously noted, all amounts due Merrill Lynch were repaid in April 2006.

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statement purposes. As of March 31, 2006 and December 31, 2005, the amount outstanding under these borrowing arrangements was $2.3 million and $2.7 million, respectively.

From time to time we may also enter into repurchase borrowing arrangements, pledging securities we own as collateral. At March 31, 2006, we entered into repurchase arrangements with financial institutions pledging some of the securities retained in our 2005 securitizations as collateral. At March 31, 2006, $42.9 million was outstanding under these arrangements.

From time to time we may borrow against the cash surrender value of corporate owned life insurance (“COLI”). At March 31, 2006, we had $9.9 million in outstanding borrowings under this arrangement. The total cash surrender value of the COLI, including amounts securing borrowings, was $12.6 million at March 31, 2006. We maintain COLI as a mechanism for funding liabilities to employees that contribute to a deferred compensation plan. Our liability to the plan at March 31, 2006 was $13.3 million.

Cash Flow

Cash provided by operating activities was $333.1 million for the three months ended March 31, 2006 as compared to $1.8 billion used in operating activities for the three months ended March 31, 2005. The cash provided by operating activities for the three months ended March 31, 2006 was due principally to the sale of $2.0 billion in loans, offset by $1.7 billion in originations, providing approximately $325.0 million in positive cash flows. During the three months ended March 31, 2005, we originated $2.3 billion in loans and only sold $532.8 million in loans, as we built our portfolio of loans held for investment, which resulted in $1.8 billion of cash being used in operations.

Cash provided by investing activities increased to $465.4 million for the three months ended March 31, 2006 as compared to $1.3 million being used in investing activities for the three months ended March 31, 2005. The cash provided by investing activities during the three months ended March 31, 2006 is principally due to the receipt of $466.0 million in principal payments on our portfolio of loans held for investment. During the three months ended March 31, 2005, we had just completed our first on-balance sheet securitization and had not received any principal payments and we spent $2.3 million acquiring fixed assets. This was partially offset by the receipt of $1.0 million in cash receipts from our residual interests in off-balance sheet securitizations, resulting in net cash outflows of $1.3 million.

Cash used in financing activities was $797.2 million for the three months ended March 31, 2006 as compared to $1.8 billion provided by financing activities for the three months ended March 31, 2005. The cash used in financing activities for the three months ended March 31, 2006 was primarily the result of reduced warehouse facility borrowing of $503.3 million and the payment of $474.6 million on our long-term debt, partially offset by the advance of $153.9 million on an uncompleted loan sale. During the three months ended March 31, 2005, we received approximately $350.3 million in connection with our initial public offering, $135.9 million in advances on an uncompleted loan sale, and $1.6 billion in proceeds from a securitization transaction completed in March 2005, reduced by $243.7 million in restricted cash.

On January 6, 2006, we announced a reorganization designed to reduce costs and improve efficiency. The reorganization involved the consolidation of seven wholesale loan processing centers into three. These three centers are located regionally in Irvine, California; Downers Grove, Illinois; and Glen Allen, Virginia. Lending operations for ECC Capital’s retail subsidiary, Bravo Credit Corporation, were consolidated into two centers based in Irvine and Glen Allen. This reorganization has resulted in a reduction in force of approximately 440 employees, or 27% of our total workforce.

On April 11, 2006, we announced an additional reduction in workforce of 170 employees, or 17% of our remaining workforce. In addition, Bravo Credit Corporation’s office in Glen Allen was closed and Bravo Credit will operate solely out of its Irvine office. In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, we record lease termination costs as of the “cease-use date”, employee costs as of the date employees are notified of their termination (the “communication date”), and fixed asset write offs at which time they were considered impaired. Although estimates are subject to change as additional information becomes available, we recorded the following restructuring activity during the three months ended March 31, 2006:

	Restructuring Accrual at December 31, 2005	Additions to Restructuring Accrual	Charges Against Restructuring Accrual	Restructuring Accrual at March 31, 2006
	(in thousands)
	(unaudited)
Employee costs	$—	$1,275	$(1,275)	$—
Lease termination costs	—	6,561	(122)	6,439
Fixed asset write offs	—	66	(66)	—

	$—	$7,902	$(1,463)	$6,439

We recorded an impairment charge of $66,000 during the three months ended March 31, 2006, as we do not expect to receive any future benefit from the assets previously utilized at Bravo Credit Corporation’s office in Glen Allen, which was closed during the first quarter of 2006. Lease termination costs of $6,561,000 were recorded during the first quarter of 2006, as the “cease-use dates” associated with the related facilities occurred during this period. Employee termination costs of $1,275,000 were recorded during the first quarter of 2006, in connection with the January workforce reduction. We expect to incur approximately $1,299,000 in employee termination costs during the second quarter of 2006 in connection with the April workforce reduction.

We are continuing to review the level of operating costs and the cash requirements of operating our business. During the first quarter of 2006 we entered into loan sale transactions to reduce our aged inventory. During May 2006, we completed the securitization of approximately $1 billion of mortgage loans, of which approximately $600 million was 2005 loan production. As a result of these transactions, we have experienced improvements in our warehouse advance rates and reduced cash invested in mortgage loans held for sale.

We are focusing on originating loans that we believe will provide for improved gain on sale execution and manage to the resulting production volume, enabling us to maximize the efficiency of our operating infrastructure. As we undertake actions to enable our operations to generate necessary operational cash flow we will utilize available liquidity as necessary. Sources of liquidity include additional collateralized borrowing capacity utilizing our ownership interests in securitizations and the assets of the executive deferred compensation plan, refund of income taxes paid during 2003 though 2005 through carry back of operating losses and distributions of excess cash flow from our securitizations. We believe these sources of liquidity will be sufficient to sustain our operations for the foreseeable future and until our operations generate sustainable cash flow.

Depending on the extent we are required to utilize these sources of liquidity, our ability to pay a dividend may be negatively impacted. On February 27, 2006, we announced a revision to our dividend policy and that we would not pay a dividend for the first quarter of 2006 and on May 11, 2006, we announced that we would not pay a dividend for the second quarter of 2006. To retain our REIT status, we must, among other things, distribute at least 90% of our REIT’s taxable income. If we utilize available liquidity for operations we may not have sufficient liquidity to pay the distributions required for us to maintain our REIT status. In this case, we may adopt C-Corporation status or elect other alternatives that would allow us to maintain sufficient liquidity as a means of better preserving operating liquidity and capital.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects of general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. In 2001, the Federal Reserve reduced the targeted federal funds rate on 11 occasions for a total of 475 basis points. Inflation remained low in 2002 and 2003 and interest rates similarly remained fairly steady in 2002, dropping only 50 basis points in 2002 and 25 basis points in the first half of 2003. However, since June 2004 the federal funds rate has been increased 16 times by a total of 400 basis points through May 2006.

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

We may enter into forward loan sales for the purpose of minimizing the market risks associated with the value of originated loans, while maximizing gain on sale of such loans. A primary risk associated with the loan origination business is the risk of fluctuating interest rates. The interest rate risk is a direct result of timing delays between (1) the fixing of the mortgage loan interest rate with borrowers and the funding of the loan and (2) the funding of the loan and the setting of terms for sale of loans to whole-loan market investors. Pursuant to our forward sales commitments, in exchange for a fixed price, we commit to deliver loans with a set of characteristics, including a weighted average interest rate, that are locked for the term of the applicable commitment. Therefore, during this commitment period, any market movement in interest rates has no effect on the price we receive for loans delivered pursuant to the forward sale transaction, assuming the agreed upon set of characteristics is met. The contracts are often entered into and priced before the majority of the loans are originated. By committing to a forward sale prior to origination of the loans and through the price protection features embedded in the commitment, we effectively hedge our interest rate risk.

In addition to our interest rate risk described above, we are subject to interest rate exposure relating to the portfolio of mortgage loans we hold. Our risk management policy focuses on protecting against possible “compression” in the net interest margin with respect to the investment portfolio. The “yield curve” creates this risk because of different repricing durations for instruments with different maturities. In substance, the hedging objective is to protect the net interest margin by matching repricing durations for the hybrid/adjustable-rate mortgage loan portfolio and the corresponding funding sources. We hedge these loans with interest rate swap agreements, Eurodollar futures contracts, and cap agreements in order to match the repricing durations of the loans and our funding sources.

While we originate and hold in our loan portfolio primarily hybrid/adjustable-rate mortgage loans, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for a number of reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our hybrid/adjustable-rate mortgage loans because the reset dates on our borrowings generally occur more frequently than those of the hybrid/adjustable-rate mortgage loans. The interest expense on the mortgage-backed securities is typically adjusted monthly relative to market interest rates, generally the one-month LIBOR. The interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans, generally for the first two or three years from origination, while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Second, interest rates on hybrid/adjustable-rate mortgage loans may be capped for the first adjustment, per adjustment period and for the life of the loan (commonly referred to as the initial cap, the periodic cap and the lifetime cap, respectively), and our borrowings may not have similar limitations.

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

Interest rate changes may also impact our equity as our securities, mortgage loans and related derivative instruments are held at the lower of cost or market. We seek to hedge, to some degree, changes in value attributable to changes in interest rates by selling Eurodollar futures contracts. We are required to maintain minimum margin balances to cover possible losses on our Eurodollar futures contracts and in a decreasing interest rate environment this may require substantial cash payments as the value of our contracts decline. In general, we would expect that over time, decreases in income from our loan portfolio attributable to interest rate changes will be offset to some degree by increases in the value of our Eurodollar futures contracts, and vice versa. These changes in value will not completely offset each other and the relationship between spreads on securities may vary from time to time, resulting in a net aggregate book value increase or decline. However, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our loan portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

As of March 31, 2006

Hypothetical Change in Interest Rate (basis points)	+100	+50	-50	-100
	(in thousands)
Change in fair value of loans held for sale	$(27,591)	$(13,796)	$13,796	$26,814
Change in fair value of loans held for investment	(44,454)	(22,227)	21,501	42,831
Change in fair value of Eurodollar contracts	21,675	10,838	(10,838)	(21,675)
Change in fair value of interest rate cap and swap contracts	51,989	25,942	(25,867)	(51,328)

Net change	$1,619	$757	$(1,408)	$(3,358)

As of December 31, 2005

Hypothetical Change in Interest Rate (basis points)	+100	+50	-50	-100
	(in thousands)
Change in fair value of loans held for sale	$(33,014)	$(16,507)	$16,507	$32,172
Change in fair value of loans held for investment	(60,802)	(29,996)	29,563	59,126
Change in fair value of Eurodollar contracts	18,575	9,288	(9,288)	(18,575)
Change in fair value of interest rate cap and swap contracts	60,562	30,224	(29,649)	(49,405)

Net change	$(14,679)	$(6,991)	$7,133	$23,318

Residual Interests. We had residual interests in the loans held in the trusts utilized in our off-balance sheet securitization transactions of $16.3 million and $14.8 million outstanding at March 31, 2006 and December 31, 2005, respectively. Residual interests are recorded at estimated fair value. We value these assets based on the present value of estimated future cash flows using various assumptions. The discount rates used to calculate the present value of the residual interests were 33.00%, 18.00%, and 18.00% for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively. The weighted average life of the mortgage loans used for valuation was 0.50 years, 1.14 years, and 1.14 years for the securitization transactions completed in April 2003, June 2004, and July 2004, respectively.

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

The table below illustrates the resulting hypothetical fair values of our residual interests at March 31, 2006 and December 31, 2005 caused by assumed immediate increases to the key assumptions used to determine fair value:

	March 31, 2006	December 31, 2005
	(in thousands)
Carrying value / fair value of residual interests	$16,331	$14,753
Prepayment speed assumption:
Fair value after:
Impact of a 10% increase	$14,188	$11,079
Impact of a 20% increase	12,363	9,996
Credit loss assumption:
Fair value after:
Impact of a 10% increase	$15,101	$13,169
Impact of a 20% increase	13,869	11,962
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% increase	$16,015	$14,554
Impact of a 20% increase	15,706	14,358
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% increase	$15,195	$13,771
Impact of a 20% increase	14,012	12,814

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

Counterparty Risk

Our hedging strategy of using derivative instruments also involves certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are typically major financial institutions and securities dealers that are well capitalized with high credit ratings and with some of which we may also have other financial relationships. While we do not anticipate nonperformance by any counterparty, we will be exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty will be the difference between the value of the contract and the current market price. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

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

Credit Risk

We are subject to the risk of default or credit risk on the mortgage loans we originate and securitize. We are obligated under the terms of master loan purchase agreements to repurchase loans sold to investors in the event of a first or early payment default (FPD or EPD). An FPD or EPD exists when a borrower does not make a payment on a loan, generally during the first months following origination and sale to an investor. We usually will resell these repurchased loans.

For loans we securitize and carry as held for investment, we are subject to the risk that a borrower will default, requiring foreclosure on and disposition of the collateral at an amount less than the principal and accrued interest. Our interests in our securitizations are subordinate to other interests and absorb the losses incurred on these loans, reducing the cash flows ultimately distributed to us. However, we are not obligated to fund losses beyond the interests we hold in our securitizations.

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

In recent years there have been a number of “non-traditional” mortgage loan products offered to borrowers, such as hybrid loans (interest rate fixed for a period and then converts to adjustable), interest only loans, 80/20 loans (an 80% first mortgage “piggybacked” with a 20% second mortgage) and mortgages with terms in excess of the traditional 30 years (e.g., 40 years). These non-traditional mortgage loan products carry a higher credit risk principally due to the risk of “payment shock” (described below) and/or the limited equity a borrower may have in the collateral.

We generally qualify our borrowers based upon the initial payment for the mortgage loan. If the payment is subject to adjustment at some future point in time and if interest rates increase, the borrower’s income may not be able to support the monthly payment on the loan when the formerly fixed payment adjusts upward to reflect the increased interest rate, which we refer to as payment shock.

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

A summary of loan products originated by the Company during the three months ended March 31, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Original Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
1 YR 1/29 ARM	17	$4,840	8.80%	633	83%	44%
10 YR Fixed	1	65	10.75%	508	65%	42%
15 YR Fixed	60	6,896	7.90%	615	70%	39%
2 YR I/O 2/28 ARM	8	1,857	7.67%	634	79%	38%
2/28 ARM	3,002	621,183	8.73%	590	78%	43%
2/28 Dual	1,852	523,880	8.13%	603	79%	44%
20 YR Fixed	108	9,046	9.22%	631	85%	42%
25 YR Fixed	1	191	7.30%	658	85%	48%
3/27 ARM	101	23,426	8.39%	594	78%	43%
30 YR Fixed	1,576	291,464	7.69%	623	75%	41%
30/15 Fixed	390	27,579	11.13%	671	100%	44%
40/30 2/28 ARM	42	10,961	7.98%	622	79%	44%
40/30 Fixed	22	6,620	7.11%	636	73%	41%
5 YR 5/25 ARM	20	5,353	8.08%	622	79%	41%
5 YR I/O 2/28 ARM	480	154,264	7.64%	658	81%	43%
5 YR I/O 3/27 ARM	43	12,524	7.41%	645	80%	40%
5 YR I/O 30 YR Fixed	70	20,418	7.07%	650	76%	42%
6 Month LIBOR	7	2,271	8.42%	634	84%	46%
HELOC LR 10/10	9	907	9.85%	651	88%	46%

Total	7,809	$1,723,745	8.26%	609	78%	43%

A summary of loan products in our portfolio of loans held for investment at March 31, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
1 YR 1/29 ARM	492	$106,249	7.22%	621	80%	43%
10 YR Fixed	22	1,971	7.44%	612	61%	41%
15 YR Fixed	193	23,526	7.11%	626	64%	37%
2 YR I/O 2/28 ARM	1,373	378,801	6.60%	658	81%	41%
20 YR Fixed	154	24,137	6.83%	646	71%	40%
25 YR Fixed	13	2,411	6.75%	655	74%	37%
2/28 ARM	9,766	1,806,368	7.53%	602	80%	41%
2/28 Dual	528	142,361	7.29%	592	78%	43%
3 YR I/O 3/27 ARM	201	53,435	6.73%	665	82%	41%
30 YR Fixed	3,269	627,996	6.95%	646	76%	41%
3/27 ARM	1,203	232,792	7.56%	617	81%	41%
5 YR 5/25 ARM	196	44,451	6.74%	650	78%	41%
5 YR I/O 2/28 ARM	631	171,123	6.79%	662	81%	41%
5 YR I/O 30 YR Fixed	193	53,015	6.64%	683	76%	40%
5 YR I/O 3/27 ARM	246	67,760	6.89%	667	82%	41%
6 Month LIBOR	81	18,821	6.96%	640	80%	42%

Total:	18,561	$3,755,217	7.23%	623	79%	41%

A summary of loan products in our portfolio of loans held for sale at March 31, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
1 YR 1/29 ARM	87	$24,336	8.11%	609	85%	44%
10 YR Fixed	3	210	10.41%	588	79%	39%
15 YR Fixed	71	7,540	7.99%	614	71%	38%
2 YR I/O 2/28 ARM	35	9,524	7.25%	635	85%	39%
20 YR Fixed	330	21,867	10.28%	640	93%	43%
25 YR Fixed	7	678	9.89%	624	84%	44%
2/28 ARM	3,885	816,178	8.62%	588	79%	43%
2/28 Dual	2,481	745,895	8.03%	601	81%	44%
3 YR I/O 3/27 ARM	3	676	7.16%	649	81%	33%
30 YR Fixed	1,777	322,290	7.69%	623	76%	41%
30/15 Fixed	1,100	82,753	11.15%	658	100%	43%
3/27 ARM	158	34,797	8.30%	602	80%	42%
40/30 2/28 ARM	42	10,961	7.98%	622	79%	44%
40/30 Fixed	22	6,620	7.11%	636	73%	41%
5 YR 5/25 ARM	19	5,109	8.22%	617	81%	41%
5 YR I/O 2/28 ARM	813	272,214	7.40%	651	82%	42%
5 YR I/O 30 YR Fixed	100	29,643	6.98%	651	77%	41%
5 YR I/O 3/27 ARM	84	25,457	7.26%	637	82%	41%
6 Month LIBOR	18	6,366	7.84%	629	80%	44%
HELOC LR 10/10	3	302	10.15%	642	81%	40%

Total	11,038	$2,423,416	8.22%	609	81%	43%

Item 4.	Controls and Procedures

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

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). As part of that evaluation we considered deficiencies in our disclosure controls and procedures reported in Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005 and our Annual Report on Form 10-K for the period ended December 31, 2005, and our reported efforts to remedy these deficiencies, including our ongoing efforts to ensure adequate levels and qualifications of staff in our accounting and finance functions. While we believe we have implemented procedures that will mitigate these material weaknesses, our Co-Chief Executive Officers and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures are not effective at a reasonable level in timely alerting them to material information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission.

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

Item 1A.	Risk Factors.

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2006.

ECC CAPITAL CORPORATION

By:	/s/ Greg Lubushkin
Greg Lubushkin
Chief Accounting Officer (Principal Accounting Officer)