Form 10-Q
period 2006-06-30
ECC Capital CORP
filed 2006-08-14
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, the Registrant had 100,237,247 shares of common stock outstanding.

ECC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2006

TABLE OF C O N T E N T S

PART I – FINANCIAL INFORMATION

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$51,790	$46,904
Restricted cash	2,500	18,600
Other receivables	9,414	24,966
Mortgage loans held for sale, net	1,456,662	2,744,423
Mortgage loans held for investment, net	3,218,059	4,222,063
Accrued mortgage loan interest	40,801	46,840
Residual interests in securitization	33,243	14,753
Residual interests in securitization, pledged as collateral	31,232	—
Prepaid expenses and other assets	52,601	30,502
Derivative instruments	70,314	58,948
Equipment and leasehold improvements, net	10,437	14,422
Income taxes receivable	29,199	31,197

Total assets	$5,006,252	$7,253,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse and repurchase facilities	$1,388,734	$2,708,266
Advance on uncompleted loan sale	15,109	—
Long-term debt	3,184,103	4,166,127
Securities sold under agreements to repurchase	66,817	13,074
Accounts payable and accrued expenses	91,266	63,236
Dividends payable	—	18,044

Total liabilities	4,746,029	6,968,747
Commitments and contingencies	—	—
Stockholders’ equity
Common stock authorized, 200,000,000 shares of $0.001 par value at June 30, 2006 and December 31, 2005; issued and outstanding, 100,237,247 shares at June 30, 2006 and 100,242,336 shares at December 31, 2005	100	100
Additional paid in capital	372,241	371,623
Accumulated other comprehensive income	1,114	1,420
Retained earnings / (accumulated deficit)	(113,232)	(88,272)

Total stockholders’ equity	260,223	284,871

Total liabilities and stockholders’ equity	$5,006,252	$7,253,618

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(unaudited)
Revenue
Interest income	$101,349	$62,547	$217,180	$88,086
Interest expense	(77,474)	(33,633)	(160,303)	(46,935)

Net interest income	23,875	28,914	56,877	41,151
Provision for loan losses - Loans held for investment	5,421	3,510	11,520	6,010

Net interest income, after provision for loan losses	18,454	25,404	45,357	35,141
Gain (loss) on sale of loans, net	(21,902)	268	(29,001)	6,724
Gain (loss) on trading securities and derivative instruments, net	15,521	(21,571)	36,879	(15,081)

Total revenue	12,073	4,101	53,235	26,784

Expense
Personnel	12,351	19,857	32,011	34,980
Production and marketing	3,691	4,714	6,226	8,450
Servicing fees	3,322	3,071	7,559	5,787
Occupancy expense	1,639	2,056	3,836	4,024
Severance and lease termination costs	1,226	—	9,128	—
General and administrative	8,425	11,899	19,428	20,068

Total expenses	30,654	41,597	78,188	73,309

Loss before income taxes	(18,581)	(37,496)	(24,953)	(46,525)
Provision (benefit) for income taxes	4	(3,531)	7	(9,862)

NET LOSS	$(18,585)	$(33,965)	$(24,960)	$(36,663)

Net loss per share of common stock
Basic	$(0.19)	$(0.35)	$(0.25)	$(0.46)
Diluted	$(0.19)	$(0.35)	$(0.25)	$(0.46)

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(24,960)	$(36,663)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	3,399	2,225
Other amortization	19,513	—
Provision for loan losses	11,520	6,010
Change in mortgage loans held for sale	1,287,761	(4,225,078)
Fair value adjustment of residual interest	1,489	5,051
Accretion of residual interest	(4,098)	(1,514)
Compensation charge from stock options and warrants	615	2,011
Net increase in fair value of derivative instruments	(11,366)	(9,172)
Loss on disposal/impairment of equipment	570	—
Other	—	(2)
Net change in:
Other receivables	15,552	208
Accrued mortgage loan interest	6,039	(26,308)
Accrued bond interest payable	(192)	818
Prepaid expenses and other assets	(25,773)	(10,747)
Deferred and prepaid tax	1,998	(15,570)
Accounts payable and accrued expenses	28,718	7,848
Income tax payable	—	(16,189)

Net cash provided by / (used in) operating activities	1,310,785	(4,317,072)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(83)	(6,296)
Proceeds from sale of property and equipment	99
Principal payments received on loans held for investment	978,222	91,991
Residual interest in securitization	(50,185)	—
Cash received from residual interest	2,766	1,788

Net cash provided by / (used in) investing activities	930,819	87,483
Cash flows from financing activities:
Net change in warehouse lines of credit	(1,319,532)	978,379
Advance on uncompleted loan sale	15,109	—
Proceeds from issuance of long-term debt	23,276	3,000,465
Principal payments on long-term debt	(1,006,685)	(91,991)
Proceeds from repurchase agreement	53,743	—
Payments of repurchase agreement	—	(3,970)
Payments of capital lease obligations	(689)	(807)
Restricted cash	16,100	—
Dividends paid	(18,043)	(6,841)
Proceeds from issuance of common stock	3	355,320

Net cash provided by / (used in) financing activities	(2,236,718)	4,230,555

Net increase in cash and cash equivalents	4,886	966
Cash at beginning of the period	46,904	22,023

Cash at end of the period	$51,790	$22,989

Supplemental cash flow information:
Cash used to pay interest	$162,180	$41,654
Cash used to pay income taxes	7	19,466
Supplemental non-cash financing activity:
Fixed assets acquired through capital leases	$—	$495
Transfer of loans held for sale to held for investment	—	3,208,535

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ORGANIZATIONAL AND ACCOUNTING POLICIES

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated financial position of ECC Capital Corporation (the “Company”) as of June 30, 2006 and December 31, 2005 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for three and six months ended June 30, 2006 are not necessarily indicative of the expected results for the year ending December 31, 2006.

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

Management Operating Plans

During 2005 the Company experienced an operating loss of $64.1 million, largely as a result of an $80.9 million loss in its mortgage banking segment. During the six months ended June 30, 2006, the Company incurred an operating loss of $25.0 million, primarily as a result of a $58.8 million loss in its mortgage banking segment. The losses of the mortgage banking segment were primarily the result of a decline in prices at which the Company could sell loans that occurred throughout 2005 and the first half of 2006. During the first quarter of 2006, the majority of loan sales related to loans originated during 2005.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The average sales price for all first quarter loan sales was 99.76% of par. During the second quarter of 2006, the Company sold most of the remaining 2005 loan originations and the average sales price for second quarter loan sales, excluding securitizations, was 100.37% of par. The Company has implemented plans to originate loans that are designed to improve gain on sale execution while managing the resulting production volume to maximize the efficiency of the Company’s operating infrastructure.

As discussed in Note I, on January 6, 2006 and April 11, 2006, the Company announced reorganizations designed to reduce costs and improve efficiencies. The Company is continuing to review the level of operating costs and the cash requirements of operating the business. The Company will utilize available liquidity as necessary as it undertakes actions to ensure operations generate necessary operational cash flow. Recent sources of liquidity have included the borrowing of $66.8 million secured by the Company’s ownership interests in its securitizations and $9.8 million secured by assets in the Company’s executive deferred compensation plan. The Company also filed amended income tax returns to receive a refund of income taxes paid during 2003 though 2005 through carry back of operating losses and has received $27.0 million in tax refunds through July 2006. Other sources of liquidity include additional collateralized borrowing capacity utilizing ownership interests in securitizations and distributions of excess cash flow from the Company’s securitizations. Utilization of available liquidity for operations during 2006 may require the Company to defer or eliminate dividend payments in 2006; however, the Company believes these sources of liquidity will be sufficient to sustain the Company’s operations throughout 2006 and until operations generate positive cash flow.

As of June 30, 2006, the Company financed substantially all of its loan originations through warehouse facilities. Each of these facilities may be terminated by the lender upon an event of default, subject in some cases to cure periods. As discussed in Note E, the Company was not in compliance with certain of its warehouse covenants (mainly related to profitability and liquidity) as of May 31 and June 30, 2006 and received waivers of non-compliance from the warehouse lenders. As of June 30, 2006, the aggregate balance outstanding under all warehouse facilities was approximately $1.4 billion. These facilities mature between July 2006 and May 2007. There is no guarantee the Company will meet the warehouse covenants in the future and although the Company received waivers for non-compliance with these covenants and has been able to extend and renew its warehouse facilities, there is no guarantee these warehouse lenders will provide waivers or extend credit to the Company in the future if the Company is not profitable. If the Company is not able to renew all of these warehouse facilities or arrange for new financing on acceptable terms, or if the Company violates covenants in its loan agreements and is considered to be in default and is unable to access funds under any of these facilities, the Company may not be able to originate new loans or continue to fund operations. In the event of default, the warehouse lender could require the Company to repay the outstanding debt, which could result in the Company having to sell loans at unfavorable prices in order to repay the debt. If these events were to occur, they could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

While the Company believes the implementation of its corporate reorganization plans has resulted and will continue to result in improved cash flow, there can be no assurances that this will occur. Achievement of these results depends on factors outside the Company’s control including, but not limited to, the condition of the whole loan sale market and the Company’s ability to improve the value received in the whole loan market for its loan originations, the general economic environment, changes in interest rates, demand for housing and availability of credit. In addition, the Company operates in a competitive environment in which competitors may lower interest rates or relax underwriting standards. If this occurs and the Company does not make similar changes, the Company may experience lower production levels and ultimately less revenue, or, if the Company responds in a similar manner as its competitors, the Company may experience an increased risk of loss in loans originated. If the Company is unable to operate profitably and generate positive cash flow, the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities will be affected.

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

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due or earlier when any concern exists as to the ultimate collectibility of principal or interest and interest income recognized prior to loans becoming 90 days past due is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. As of June 30, 2006 and December 31, 2005, there were loans with an unpaid principal balance of $167,049,000 and $82,628,000 on non-accrual status, respectively.

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

In an off-balance sheet securitization, the Company transfers mortgage loans to a Real Estate Mortgage Investment Conduit (the “REMIC” or “Trust”), which is a QSPE, as defined by SFAS 140 and accounts for the transfer as a sale of loans. The Trust, in

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

turn, issues interest bearing asset-backed securities (the “Certificates”). The Certificates are sold without recourse except that the Company provides representations and warranties customary to the mortgage banking industry with respect to loans transferred to the Trust. The Trust uses the cash proceeds from the sale of the Certificates to pay the Company the purchase price for the mortgage loans. The Trust also issues certificates representing interests in the excess interest spread and other residuals. The excess interest spread represents the present value of estimated cash flows that the holder of such Certificates will receive as a result of the interest collected from borrowers exceeding the interest paid to security holders by the Trust. The Company retained the Certificates from securitizations in 2003, 2004, and 2006 representing the excess interest spread and other residuals, referred to as residual interests.

In such transactions, the Company allocates its basis in the mortgage loans and residual interests between the portion of the assets sold through the Certificates and the portion of retained interests based on the relative fair values of those portions on the date of sale. The Company recognizes gains or losses attributable to the changes in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as either available-for-sale or trading securities. At June 30, 2006, the Company had $1,520,000 in residual interests classified as available-for-sale and $62,955,000 in residual interests classified as trading securities. The Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate commensurate with the risks involved. In accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, increases to the fair value of available-for-sale residual interests are recorded as unrealized gains, net of tax, as a component of other comprehensive income, with the yield being adjusted on a prospective basis. Decreases to the fair value, that are considered to be other than temporary, are recorded as a loss against earnings in the period of the change. Changes to the fair value of trading residual interests are recorded through earnings as a component of the gain or loss on trading securities and derivative instruments.

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

	June 30, 2006		December 31, 2005
Contract	Notional amount	Fair value	Notional amount	Fair value	Term
	(unaudited)
Eurodollar futures	$6,045,000	$7,565	$7,430,000	$(1,032)	Various through March 2010
Eurodollar margin deposits	N/A	(4,950)	N/A	6,497	N/A
Interest rate swaps	1,487,504	28,415	1,688,582	19,031	Amortizing through February 2010
Interest rate cap	2,583,083	39,284	2,816,892	34,452	Amortizing through February 2008

		$70,314		$58,948

The notional amount of Eurodollar futures contracts is greater than the outstanding balance of items they hedge because there are multiple Eurodollar futures contracts at various maturities covering the same hedged items for different periods. During the six months ended June 30, 2006, the Company recorded a gain of $38,368,000 related to these derivatives, representing $24,743,000 in fair value adjustments and settlement receipts of $13,625,000 on the swaps and caps. The Company is required by a counterparty to maintain a margin deposit against the Eurodollar futures. As the counterparty and the Company have a right of offset on the margin deposits against the Eurodollar futures, the net margin deposit of $2,615,000 is included with the carrying value of derivative instruments on the consolidated balance sheets.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities Sold Under Agreements to Repurchase

Transactions involving sales of securities under agreements to repurchase are recorded at their contractual amounts plus accrued interest and are accounted for as collateralized financings. As of June 30, 2006 and December 31, 2005, the Company had pledged retained interests from both its on-balance sheet securitizations and off-balance sheet securitizations in order to secure borrowings of $66,817,000 and $13,074,000, respectively. The approximate value of residual interests pledged from off-balance sheet securitizations was $31,232,000 and $0 at June 30, 2006 and December 31, 2005, respectively. The retained interests from on-balance sheet securitizations are not separately identified in the Company’s consolidated financial statements, as the mortgage loans underlying the cash flows remain on the balance sheet. As of June 30, 2006 and December 31, 2005, these borrowings carry a weighted average interest rate of 7.62% and 4.84%, respectively. The Company has guaranteed repayment of these borrowings to the counterparties.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, and began recognizing stock option-based compensation expense in the consolidated statements of operations using the fair value based method applied on a modified prospective basis. Under this transition method, the Company has applied the provisions of SFAS 123(R) to awards granted after January 1, 2006. Additionally, the Company has eliminated its deferred compensation balance against additional paid in capital and will recognize compensation cost over the remaining service period for the portion of awards for which the requisite service period had not been rendered and remains outstanding as of January 1, 2006. The compensation cost for these awards is based on the grant date fair value, as calculated for the pro-forma disclosures previously required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. See Note G for additional information on stock-based compensation.

Loss Per Share

Basic loss per share is computed by dividing losses available to stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes actual shares of common stock outstanding during the period weighted from the date of issuance, less unvested restricted stock. Basic and diluted earnings per share have been calculated based on weighted average shares outstanding of 99,810,000 and 97,088,000 shares for the three

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

months ended June 30, 2006 and 2005 and 99,780,000 and 79,377,000 shares for the six months ended June 30, 2006 and 2005, respectively, as using the diluted shares outstanding in the calculation would have had an anti-dilutive effect due to the Company incurring a loss.

Losses per share were calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
	(unaudited)
Basic and diluted loss	$(18,585)	$(33,965)	$(24,960)	$(36,663)

Weighted average number of shares issued	99,810	97,088	99,780	79,377
Weighted average number of unvested restricted stock	N/A	N/A	N/A	N/A
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	N/A	N/A	N/A	N/A
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	N/A	N/A	N/A	N/A
Dilutive effect on assumed conversion of preferred stock outstanding	N/A	N/A	N/A	N/A

Diluted shares	99,810	97,088	99,780	79,377

Loss per share:
Basic	$(0.19)	$(0.35)	$(0.25)	$(0.46)
Diluted	$(0.19)	$(0.35)	$(0.25)	$(0.46)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS 155 permits fair value measurement for certain hybrid instruments, clarifies which interest-only and principal-only strips are subject to Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, clarifies and establishes requirements related to derivatives embedded in beneficial interests issued in securitizations, and amends SFAS 140 to eliminate the prohibition on QSPEs holding certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company does not presently believe that adoption of SFAS 155 will have a material effect on its financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recognition and measurement of a tax position taken or expected to be taken in a tax return. This evaluation is done through a two-step process, which requires a company (1) to determine whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority and (2) to determine the amount of benefit to recognize in the financial statements. The amount recognized should be the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect, if any, the adoption of FIN 48 may have on its financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to the June 30, 2006 presentation.

NOTE B - LOANS HELD FOR SALE

Mortgage loans held for sale at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	Weighted Average Coupon	December 31, 2005	Weighted Average Coupon
	(in thousands)
	(unaudited)
Mortgage loans held for sale	$1,473,424	8.28%	$2,762,399	8.08%
Net deferred origination costs	4,029		22,549
Lower of cost or market adjustment	(20,791)		(40,525)

Loans, net	$1,456,662		$2,744,423

In June 2006, the Company received approximately $15.1 million in connection with a whole loan sale, which did not meet the criteria for recording as a sale. Accordingly, this amount is recorded as an “Advance on uncompleted loan sale” on the consolidated balance sheets as of June 30, 2006. The transfer was completed in July 2006, at which time a sale was recorded.

Gain (loss) on sale of loans was comprised of the following components for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Net premium (discount) from whole-loan sales	$3,095	$12,559	$(1,281)	$27,094
Provision for repurchases	(8,753)	(1,982)	(16,214)	(2,749)
Non-refundable loan fees, net	(497)	(286)	(1,200)	(265)
Lower of cost or market adjustment for loans held for sale	(7,636)	(1,300)	14,256	(1,417)
Deferred origination costs	(8,111)	(8,723)	(24,562)	(15,939)

Gain (loss) on sale of loans, net	$(21,902)	$268	$(29,001)	$6,724

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - LOANS HELD FOR INVESTMENT

The components of mortgage loans held for investment at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	Weighted Average Coupon	December 31, 2005	Weighted Average Coupon
	(in thousands)
	(unaudited)
Unpaid principal balance of mortgage loans	$3,232,921	7.21%	$4,214,624	7.29%
Net deferred origination costs and discount	34,039		48,301
Allowance for loan losses	(48,901)		(40,862)

	$3,218,059		$4,222,063

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the six months ended June 30, 2006 and 2005:

	For the six months ended June 30,
	2006	2005
	(in thousands)
	(unaudited)
Beginning balance	$40,862	$—
Additions	11,520	6,010
Charge-offs, net	(3,481)	—

Ending balance	$48,901	$6,010

NOTE D – RESIDUAL INTEREST

The following table summarizes activity in residual interests:

	For the six months ended June 30,
	2006	2005
	(in thousands)
	(unaudited)
Beginning balance	$14,753	$20,167
Residual interest in securitization	50,185	—
Mark-to-market adjustment	(1,795)	(5,059)
Accretion of interest income	4,098	1,514
Cash received from residual interests	(2,766)	(1,788)

Ending balance	$64,475	$14,834

Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s residual interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

The Company uses certain assumptions and estimates to determine the fair value allocated to the residual interests at the time of the initial sale and each subsequent reporting date in accordance with SFAS 140. These assumptions and estimates include projections concerning the various rate indices applicable to the Company’s loans and the pass-through rate paid to bondholders, credit loss experience, prepayments rates, and a discount rate commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected and the change could be material.

The Company completed a securitization of approximately $1.1 billion in assets in May 2006. The fair value assigned to the residual interests at the date of securitization was $50,185,000. Key economic assumptions used to measure the residual interest at this date were as follows: prepayment curves that resulted in a weighted average life of 1.88 years; a weighted average static pool loss of 4.29%; a discount rate of 18.00%; and the actual LIBOR forward curve at the time of the securitization. At the date

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the securitization, the Company recorded a $1.3 million loss on sale of loans in accordance with SFAS 140.

As of June 30, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table:

	June 30, 2006	December 31, 2005
	(in thousands)
Carrying value/fair value of residual interests	$64,475	$14,753
Assumed weighted average life in years	1.60	0.55
Decline in fair value with 10% adverse change	$5,447	$3,674
Decline in fair value with 20% adverse change	$9,177	$4,757
Assumed cumulative pool losses	3.51%	1.40%
Decline in fair value with 10% adverse change	$12,627	$1,584
Decline in fair value with 20% adverse change	$16,930	$2,791
Assumed discount rate	18.31%	19.49%
Decline in fair value with 10% adverse change	$10,745	$199
Decline in fair value with 20% adverse change	$12,374	$395
Interest rate assumptions	1-month LIBOR	1-month LIBOR
Decline in fair value with 10% adverse change	$9,726	$983
Decline in fair value with 20% adverse change	$10,692	$1,939

These sensitivity analyses are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption when, in reality, changes in one factor may result in changes in another (for example, increases in interest rates may result in lower prepayments and higher credit losses), which may magnify or counteract the sensitivities.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – WAREHOUSE AND REPURCHASE FACILITIES

The Company has entered into warehouse line of credit, repurchase, and aggregation facilities for the funding of mortgage loans as follows:

		Advanced amount
Maximum warehouse, repurchase, and aggregation facility amount	Wet funding sub-limit	June 30, 2006	December 31, 2005	Maturity date
(in thousands)
(unaudited)
$300,000	$90,000	$—	$365,511	May 11, 2007
N/A	N/A	82,308	252,918	July 19, 2006
N/A	N/A	—	56,034	November 14, 2005
1,000,000	100,000	530,820	400,048	December 13, 2006
700,000	210,000	614,271	735,378	August 15, 2006
N/A	N/A	—	429,761	April 13, 2006
200,000	70,000	149,054	413,081	May 14, 2007
500,000	—	12,039	55,535	November 27, 2006
N/A	N/A	242	—	July 27, 2006

$2,700,000	$470,000	$1,388,734	$2,708,266

Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. The Company is charged a margin over the London Interbank Offered Rate, or LIBOR, which varies within warehouse lines based on tranches with dry funded loans carrying the lowest rate and non-performing loans carrying the highest rate (a low percentage of loans fall into the non-performing category). The majority of the Company’s fundings are wet loan fundings, which become dry loan fundings once all the documentation has been delivered to the custodian. The interest rate on wet loan fundings is 0 to 12.5 basis points higher than that of dry loan fundings, varying between warehouse lines. The weighted average interest rate on these facilities was 6.08% and 5.16% as of June 30, 2006 and December 31, 2005, respectively. As security for the repayment of the warehousing line, the lenders have taken a security interest in the underlying mortgage loans. In addition, in order to secure one line, the Company is required to maintain certain minimum cash balances, which have been classified as restricted cash. The cumulative amount of restricted cash under the minimum balance requirements at June 30, 2006 and December 31, 2005 was $2,500,000 and $18,600,000, respectively. As consideration for the warehouse lines, the Company expensed commitment fees of approximately $2,094,000 and $586,000 for the six months ended June 30, 2006 and 2005, respectively. Interest on the warehouse lines is calculated on a loan-by-loan basis and depends upon the loan type. Each of the warehouse lines requires that the Company meet certain financial covenants including minimum tangible net worth, leverage ratios, minimum liquid assets, minimum cash balances, and positive net income. These warehouse lines may also limit the Company’s ability to pay dividends if it is not in compliance with these covenants. The Company was not in compliance with certain of these covenants (related to profitability and liquidity) as of May 31 and June 30, 2006. The Company received waivers from the lenders concerning the non-compliance for those periods.

The Company’s warehouse and repurchase facilities with UBS Real Estate Securities (“UBS”), Merrill Lynch, Residential Mortgage Solutions, and Countrywide Warehouse Lending have expired. All borrowings on these facilities have been repaid as of August 14, 2006. The Company continues to negotiate warehouse and repurchase facilities with lenders to enable the Company to meet its funding needs.

NOTE F – LONG-TERM DEBT

As of June 30, 2006, the Company had approximately $3.2 billion in outstanding securitization bonds remaining from the four securitizations of mortgage loans completed during 2005. The Company effected the transactions by transferring mortgage loans to a bankruptcy-remote entity, which, in turn, transferred the loans to an owner trust. The trust sold various classes of

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mortgage-backed securities, or bonds, with an original face value of $5.0 billion to third parties. Proceeds from the sale of the securities were utilized to acquire mortgages from the Company at their unpaid principal balances of approximately $5.0 billion. Proceeds from the sale of the mortgage securities were used to pay transaction expenses, pay off warehouse advances and for general corporate purposes.

The mortgage-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. The interest rate on the securities resets monthly and is based upon one-month LIBOR. The weighted average interest rate payable on the Company’s long-term debt at June 30, 2006 was 5.44%. As principal payments on the underlying mortgages are paid through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds the Company estimates that the bonds will be fully repaid by 2009. The security classes have weighted average lives ranging from one to three years.

As of June 30, 2006 and December 31, 2005, the balance of long-term debt comprised the following:

	June 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Securitized bonds	$3,190,868	$4,164,727
Discount on bonds	(8,689)	(717)
Accrued interest on securitized bonds	1,924	2,117

Total financing on mortgage loans held for investment	$3,184,103	$4,166,127

The Company did not complete any on-balance sheet securitization transactions during the six months ended June 30, 2006. The costs associated with issuing long-term debt are capitalized and amortized as a component of interest expense over the estimated term of the debt, expecting that the debt will be paid fully from the cash flows from the underlying collateral. The balance of deferred bond issue costs at June 30, 2006, net of accumulated amortization, was $8,243,000 and is included in prepaid expenses and other assets.

The Company issued subordinate bonds from its November 2005 securitization, which had previously been retained. These bonds had a face amount of $31.5 million and were sold for $23.3 million in June 2006. The discount on bonds reflects the difference between the proceeds received from the sale of the bonds and the face amount to be repaid over the life of the bonds. The discount is being amortized as an adjustment of interest expense over the estimated life of the bonds.

NOTE G – STOCK-BASED COMPENSATION

Stock option activity during the six months ended June 30, 2006 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2005	3,803,336	$3.76
Granted	490,000	1.50
Exercised	(8,323)	0.43
Canceled	(353,885)	5.54

Balance at June 30, 2006	3,931,128	$3.33

All options granted during 2006 were granted with an exercise price equal to the fair market value of the stock on the date of grant. The assumptions utilized in valuing the grants of options during the six months ended June 30, 2006 were: dividend yield of 11%; expected volatility of 46%; risk-free interest rate at the date of grant of 5.05%; and expected life of 6.5 years.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the provisions of SFAS 123(R), the Company calculates the expected term of option grants using the “simplified method”, as defined by Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Under the “simplified method”, the expected term for “plain vanilla” options is calculated as the average of the vesting term and the contractual term. The risk free interest rate is based on the U.S. Treasury rate at the date of grant with the maturity date approximately equal to the expected life of the option. Volatility is calculated based on historical stock price volatility of the Company and similar entities over a period that approximates the expected term. The dividend rate is based upon historical dividend distributions and is adjusted based on the dividend yield of similar entities to reduce volatility in calculating this assumption.

During the three and six months ended June 30, 2006, the Company included $304,000 and $615,000, respectively, in stock based compensation expense in the consolidated statements of operations. Based on current stock options outstanding, the Company expects to incur expenses of approximately $2.2 million over the next five years. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, recognition of compensation cost was not required for most of the Company’s stock options. However, pro forma disclosures of the effects of recognizing compensation cost under the SFAS 123 fair value method was required. As previously reported for the three and six months ended June 30, 2005, stock option compensation expense and its effect on income and earnings per share if the Company had applied SFAS 123 is as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands, except per share data)
	(unaudited)
Net loss:
As reported	$(33,965)	$(36,663)
Compensation expense	(173)	(223)

Pro forma	$(34,138)	$(36,886)

Loss per share:
Basic, as reported	$(0.35)	$(0.46)
Basic, pro forma	$(0.35)	$(0.46)
Diluted, as reported	$(0.35)	$(0.46)
Diluted, pro forma	$(0.35)	$(0.46)

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

facilities. The primary source of income for the portfolio investment segment is net interest income.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Summary financial data by segment as of June 30, 2006 and the three months then ended follows:

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
	(in thousands)
	(unaudited)
Net interest income	$9,206	$10,529	$4,140	$23,875
Gain (loss) on sale of loans, net	—	(20,922)	(980)	(21,902)
Provision for loan losses	5,421	—	—	5,421
Gain on trading securities and derivative instruments	9,864	5,657	—	15,521
Income before equity income (loss) of subsidiaries	8,496	(30,143)	3,062	(18,585)
Equity in income (loss) of subsidiaries	(30,241)	—	30,241	—
Net income (loss)	(21,745)	(30,143)	33,303	(18,585)
Total assets	$3,557,660	$1,536,154	$(87,562)	$5,006,252

Summary financial data by segment as of June 30, 2006 and the six months then ended follows:

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
	(in thousands)
	(unaudited)
Net interest income	$21,757	$26,093	$9,027	$56,877
Gain (loss) on sale of loans, net	—	(26,812)	(2,189)	(29,001)
Provision for loan losses	11,520	—	—	11,520
Gain on trading securities and derivative instruments	26,352	10,527	—	36,879
Income before equity income (loss) of subsidiaries	27,051	(58,781)	6,770	(24,960)
Equity in income (loss) of subsidiaries	(58,850)	—	58,850	—
Net income (loss)	(31,799)	(58,781)	65,620	(24,960)
Total assets	$3,557,660	$1,536,154	$(87,562)	$5,006,252

Summary financial data by segment as of June 30, 2005 and the three months then ended follows:

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
	(in thousands)
	(unaudited)
Net interest income	$20,513	$5,204	$3,197	$28,914
Gain (loss) on sale of loans, net	—	15,866	(15,598)	268
Provision for loan losses	3,510	—	—	3,510
Gain on trading securities and derivative instruments	(16,207)	(5,364)	—	(21,571)
Income before equity income (loss) of subsidiaries	2,244	(16,272)	(19,937)	(33,965)
Equity in income (loss) of subsidiaries	(16,272)	—	16,272	—
Net income (loss)	(14,028)	(16,272)	(3,665)	(33,965)
Total assets	$3,445,483	$1,823,204	$(72,274)	$5,196,413

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary financial data by segment as of June 30, 2005 and the six months then ended follows:

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
	(in thousands)
	(unaudited)
Net interest income	$26,709	$11,245	$3,197	$41,151
Gain (loss) on sale of loans, net	—	40,517	(33,793)	6,724
Provision for loan losses	6,010	—	—	6,010
Gain on trading securities and derivative instruments	(13,038)	(2,048)	5	(15,081)
Income before equity income (loss) of subsidiaries	8,501	(14,573)	(30,591)	(36,663)
Equity in income (loss) of subsidiaries	(14,572)	—	14,572	—
Net income (loss)	(6,071)	(14,573)	(16,019)	(36,663)
Total assets	$3,445,483	$1,823,204	$(72,274)	$5,196,413

*	The Company amortizes its deferred bond issuance costs, including the intercompany premium paid to originate the loans, as a reduction to interest income. The amortization of inter-company premium is eliminated during consolidation. In addition, Encore Credit records the intercompany transfer of loans as a sale and these inter-company gains have been eliminated during consolidation. Other eliminations relate to the elimination of the Company’s equity interest in its majority and wholly owned subsidiaries, as the assets, liabilities, and income of these subsidiaries are included in the consolidated financial statements.

NOTE I – CORPORATE REORGANIZATION

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

On April 11, 2006, the Company announced an additional reduction in workforce of 170 employees, or 17% of the Company’s remaining workforce. In addition, Bravo Credit Corporation’s office in Glen Allen was closed. In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, the Company records lease termination costs as of the “cease-use date”, employee costs as of the date employees are notified of their termination (the “communication date”), and fixed asset write offs at which time they are considered impaired. Although estimates are subject to change as additional information becomes available, the Company recorded the follow restructuring activity during the six months ended June 30, 2006:

	Restructuring Accrual at December 31, 2005	Additions to Restructuring Accrual	Charges Against Restructuring Accrual	Restructuring Accrual at June 30, 2006
	(in thousands)
	(unaudited)
Employee costs	$—	$2,501	$(2,501)	$—
Lease termination costs	—	6,561	(1,859)	4,702
Fixed asset write offs	—	66	(66)	—

	$—	$9,128	$(4,426)	$4,702

The Company recorded an impairment charge of $66,000 during the six months ended June 30, 2006, as the Company does not expect to receive any future benefit from the assets previously utilized at Bravo Credit Corporation’s office in Glen Allen, which was closed in March 2006. Lease termination costs of $6,561,000 were recorded during the six months ended June 30, 2006, as the “cease-use dates” associated with the related facilities occurred during this period. Employee termination costs of $2,501,000 were recorded during the six months ended June 30, 2006, in connection with the January and April workforce reductions.

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

General

For the three months ended June 30, 2006, we reported a net loss of $18.6 million, bringing our net loss for the six months ended June 30, 2006 to $25.0 million. We incurred a net loss of $34.0 million and $36.7 million for the three and six months ended June 30, 2005, respectively, which also included an income tax benefit of $3.5 million and $9.9 million, respectively. On a pretax basis, the loss for the three and six months ended June 30, 2006 declined by $18.9 million and $21.6 million, respectively, from the corresponding period in 2005.

Our net revenues increased to $12.1 million during the three months ended June 30, 2006 as compared to $4.1 million for the three months ended June 30, 2005. This was due principally to reporting a gain on our derivative instruments during the three months ended June 30, 2006 versus reporting a loss for the three months ended June 30, 2005. Net interest income for the three months ended June 30, 2006 declined as compared to the three months ended June 30, 2005 due primarily to increases in our cost of borrowing. Interest rates on our portfolio of loans held for investment have not reset, while our cost of financing the portfolio is LIBOR-based and has increased significantly over the past year.

Our net revenues increased to $53.2 million during the six months ended June 30, 2006 as compared to $26.8 million for the six months ended June 30, 2005. This increase was mainly attributable to increased net interest income and gains on our derivative instruments. We hedge the risk of changes in interest rates through the use of derivatives – Eurodollar futures and interest rate caps and swaps contracts. As a result of increases in interest rates during the three and six months ended June 30, 2006 we reported a gain on derivatives of $17.6 million and $38.4 million, respectively.

During the first half of 2006, our assets decreased slightly due to the sale of our loans held for sale and runoff in our portfolio of our loans held for investment, the combination of which exceeded our loan originations of $3.2 billion. However, the growth in our portfolio of loans held for investment throughout 2005 resulted in a significant increase in interest income during the three and six months ended June 30, 2006 versus the three and six months ended June 30, 2005.

During the three and six months ended June 30, 2006, we reported a loss on the sale of loans of $21.9 million and $29.0 million, respectively. Although we improved our gain on sale execution during the three months ended June 30, 2006, we continue to hold approximately $90 million in inventory originated prior to 2006 for which we were required to increase our lower of cost or market valuation reserve. In addition, through the first six months of 2006 and, in particular during the second quarter, we have seen an increase in repurchase claims. These claims generally relate to early payment defaults on mortgage loans for which the borrower has missed the first payment due to the purchaser of the loan. The terms of our loan sale agreements generally require us to repurchase such loans. We have generally resold these loans to other investors, but at a significant discount to par, or if the loans were in inventory at June 30, 2006, we marked the loans to the lower of cost or market. In addition, for repurchase transactions we expect to complete subsequent to June 30, 2006, we accrued the loss we expect to incur upon final disposition of such loans. As a result of these factors, we are reporting a loss on the sale of loans of $21.9 million for the three months ended June 30, 2006.

Loans we do not securitize are generally sold to third parties in whole loan sale transactions. We have experienced improved whole loan prices in the secondary markets during the second quarter of 2006. The average sales price on loans during the second quarter of 2006 was 100.37%, a 61 basis point increase from the average loan sales price of 99.76% received during the first quarter of 2006. There were similar increases in premium loan sales with premium sales for the second quarter of 2006 averaging 101.74%, a 108 basis point increase over first quarter sales of 100.66%.

Our expenses for the six months ended June 30, 2006 increased to $78.2 million from $73.3 million for the six months ended June 30, 2005. The increase in expenses is mainly due to $9.1 million in restructuring charges we recorded during the first half of 2006 related to terminating over 610 employees and consolidating our operations into three central processing centers located in Irvine, California, Downers Grove, Illinois, and Glen Allen, Virginia. The majority of the expenses related to severance payments and estimated lease termination fees. Our expenses decreased to $30.7 million during the three months ended June 30, 2006 as compared to $41.6 million for the three months ended June 30, 2005. The decrease is mainly due to cost savings from our reorganization, as discussed above, and a decline in commission expense due to lower production levels.

We originated approximately $3.2 billion and $5.4 billion in loans during the six months ended June 30, 2006 and 2005, respectively. The decrease in loan originations is primarily attributable to a rising interest rate environment and declines in sales of residential housing, which we have not experienced since we began operations in 2002, and our efforts to originate higher quality loans.

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

Allowance for Losses on Mortgage Loans Held for Investment

For our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of the balance sheet date. We periodically conduct reviews of all loans held in our portfolio in order to determine collectibility. We determine the amount of the loss allowance for these loans based on a review of static pools, gross defaults, recovery rate trends, current economic conditions and trends, and other relevant data. To date, we have had minimal losses; however, as our portfolio continues to mature and we experience more losses, we plan to compare actual loss performance to original loss assumptions and, if necessary, make adjustments to the allowance for losses. In order to increase allowances, a loan loss provision is charged to the statement of operations, resulting in a reduction to earnings. Loans that are deemed to be uncollectible will be charged off and deducted from the allowance. Recoveries on loans previously charged off will be added to the allowance. As our portfolio of loans held for investment increases and ages, we would expect a corresponding increase in our allowance for losses.

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

Fair Value of Residual Interests in Loan Securitizations

In securitizations completed during 2003, 2004, and 2006, we conveyed loans that we originated to a special purpose entity (such as a trust), or to a third party that subsequently sold the loans to a special purpose entity, in exchange for cash proceeds and a residual interest in the trust. The cash proceeds were raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. Pursuant to FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, and its predecessor accounting pronouncements, we recorded gain or loss on sales of loans, equal to the difference between the portion sold and any retained interests, herein referred to as residual interests, based on their relative fair values at the date of transfer and our basis in the loans. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the projected interest earned on each pool of securitized loans over the sum of the interest paid to investors, the contractual servicing fee, an estimate for credit losses and other ongoing costs of the securitization. Each agreement that we have entered into in connection with these securitizations requires the over-collateralization of the trust that may initially be funded by cash or an excess of loans deposited into the trust. The amount and timing of the cash flows expected to be released from the securitization trusts consider the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

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

Derivative Financial Instruments and Hedging Activities

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

In accordance with SFAS 133, all derivative instruments are recorded at fair value. To qualify for hedge accounting under SFAS 133, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We must also formally assess, both at inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in cash flows of hedged items. If we are unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related asset or liability may not, thus creating a possible earnings mismatch.

While we may change the classification of our derivative financial instruments in the future, we presently account for all our derivative financial instruments as trading instruments and we do not apply hedge accounting treatment, as defined by SFAS 133. Accordingly, realized and unrealized changes in fair value are recognized in income during the period in which the changes occur.

Income taxes

We currently intend to elect to be taxed as a REIT for federal income tax purposes for our taxable year ending December 31, 2005. In order to meet the requirements for us to qualify as a REIT, we continue to conduct all of our loan originations and sales through Encore Credit. As a result of our joint election, Encore Credit is treated as our taxable REIT subsidiary, or TRS. The origination and purchase of the loans we sell in whole-loan sales are funded by Encore Credit. The origination and purchase of the loans we retain for our portfolio are funded by Encore Credit and subsequently transferred to us (ECC Capital). To the extent that we purchase mortgage loans from Encore Credit in this manner, we are required to purchase those loans at fair market value.

Federal income tax law requires that a REIT distribute to its stockholders annually at least 90% of its net taxable income, excluding its net capital gains and excluding the retained earnings of any TRS it owns. If we distribute all of our taxable income to our stockholders and otherwise qualify as a REIT, we generally will not be required to pay federal income tax. Any taxable income generated by our taxable REIT subsidiaries, however, will be subject to regular corporate income tax. Our TRSs may retain any income generated, net of any tax liability incurred on that income, without affecting the REIT distribution requirements, subject to our compliance with the 20% asset test applicable to our ownership of securities in TRSs. If Encore Credit chooses to make distributions to us, the amount of such distribution that is taxable as a dividend will be included in our taxable income that is subject to the distribution requirements. Any distributions we make in the future will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations.

As certain of our subsidiaries are taxable entities, we have reported a provision for income taxes within our financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire. During 2005 and the first half of 2006, our TRSs had operating losses. We can utilize the net operating loss of our TRSs to offset taxable income from prior years and carry forward the operating loss to offset future taxable income. We have recorded a valuation allowance against our deferred asset of approximately $45.0 million to reduce the carrying value of this asset to $29.2 million, which we believe to be the realizable value of this asset based on our ability to carry back net operating losses to recover taxes paid in prior years.

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

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005 and six months ended June 30, 2006 compared to six months ended June 30, 2005

Interest Income. Interest income increased 62.1% to $101.3 million for the three months ended June 30, 2006 from $62.5 million for the three months ended June 30, 2005. Interest income increased 146.5% to $217.2 million for the six months ended June 30, 2006 from $88.1 million for the six months ended June 30, 2005. The increase was primarily due to the increase in our loan portfolio as of the first half of 2006 as compared to the first half of 2005. The balance of loans held for sale and held for investment actually decreased $0.3 billion to $4.7 billion at June 30, 2006 from $5.0 billion at June 30, 2005. However, as we built our loan portfolio during 2005, we completed a $1.6 billion on-balance sheet securitization in March 2005 and a $1.4 billion on-balance sheet securitization in May 2005, which resulted in loan balances at June 30, 2005 that significantly exceeded the average balance for the period of $3.0 billion. During 2006, we have been reducing held for sale inventory and loans in our held for investment portfolio have been prepaying, which resulted in the ending balances at June 30, 2006 being lower than the average balance for the period of $5.8 billion. Additionally, the 62.1% increase in interest income for the three months ended June 30, 2006 compared with the corresponding period in 2005, and the 146.5% increase for the six months ended June 30, 2006 compared with the corresponding period in 2005, was a result of the portfolio build up in 2005 in which there was minimal interest income in the beginning of 2005, causing substantial increases in interest income during the first quarter of 2006 compared to the first quarter of 2005. By the second quarter of 2005, the portfolio had grown, creating a smaller disparity in interest income for the corresponding period in 2006.

Interest Expense. Interest expense increased 130.7% to $77.5 million for the three months ended June 30, 2006 from $33.6 million for the three months ended June 30, 2005. Interest expense increased 241.8% to $160.3 million for the six months ended June 30, 2006 from $46.9 million for the six months ended June 30, 2005. The increase was due to the increased borrowing costs associated with our portfolio of loans held for investment, increased warehouse balances associated with our loans held for sale, and increases in one-month LIBOR. The interest rates on our borrowings are calculated as a margin over one-month LIBOR. As of June 30, 2006 and 2005, one-month LIBOR was 5.33% and 3.34%, respectively. As with interest income, interest expense was minimal in the beginning of 2005 as we built up the loan portfolio, creating a disparity in the amounts incurred during the first quarter versus the second quarter of 2005. Accordingly, this resulted in a 241.8% increase for the six month ended June 30, 2006 compared with the corresponding period in 2005, and a 130.7% increase for the three months ended June 30, 2006 compared with the corresponding period in 2005.

Provision for Loan Losses. The provision for loan losses on loans held for investment increased 54.3% to $5.4 million for the three months ended June 30, 2006 from $3.5 million for the three months ended June 30, 2005. The provision for loan losses on loans held for investment increased 91.7% to $11.5 million for the six months ended June 30, 2006 from $6.0 million for the six months ended June 30, 2005. The increase was due to carrying a larger portfolio of loans held for investment during the first half of 2006 as compared to the first half of 2005 and due to seasoning of the portfolio. As of June 30, 2006 loan delinquency information was as follows (delinquencies as of June 30, 2005 were nominal):

(dollars in thousands)

Aging	Loan Balance	Percentage of Total
Current	$2,977,498	92.1%
30 - 59 days past due	84,016	2.6%
60 - 89 days past due	36,591	1.1%
90 - 119 days past due	35,353	1.1%
120 - 149 days past due	18,236	0.6%
150 - 179 days past due	14,801	0.5%
180 + days past due	66,426	2.0%

	$3,232,921

Gain or Loss on Sale of Loans, Net. We sold approximately $3.4 billion in loans through whole loans transactions at a weighted average price of 100.0% during the six months ended June 30, 2006 as compared to $1.2 billion at a weighted average price of 102.3% for the six months ended June 30, 2005. The increase in the volume of loan sales during the first half of 2006 as compared to the first half of 2005 is mainly attributable to our conversion to REIT status in the beginning of 2005 and holding loans during that period to build our portfolio of loans held for investment. We completed our last securitization of loans held for investment in November 2005 and, as a result, began selling a higher percentage of our loan production.

Throughout 2005, we experienced a decline in whole loan sales prices, in particular during the fourth quarter. During the fourth quarter of 2005, credit market conditions in the asset-backed securities market required additional credit enhancements that negatively impacted the prices investors were willing to pay for our loans. The decline in sales prices we experienced during the fourth quarter also reflected normal seasonal trends, a rising interest rate environment, as well as a need to reduce higher levels of held for sale inventory we had retained while selecting mortgage loans for securitization. During the first quarter of 2006, a significant portion of the loan sales that settled were traded in the fourth quarter of 2005. Although our weighted average sales price during the first quarter of 2006 was only 99.8%, many of these loans had been adjusted to the lower of cost or market value during the fourth quarter of 2005, reducing recorded losses in the first quarter of 2006. In the second quarter of 2006, the weighted average sales price was 101.7% on our premium sales reflecting improved loan quality and improving secondary market conditions. Our weighted average sales price on all whole loan sales, which excludes securitizations, during the second quarter of 2006 was 100.4%, which reflects unfavorable pricing on some of our remaining aged and non-performing loans. We also completed a $1.1 billion securitization during the second quarter of 2006, which was accounted for as a sale in accordance with SFAS 140. Our execution on this transaction resulted in a price of 99.9%.

The following table summarizes whole loan sales for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Whole-loan sales at a:
Premium	$1,233,475	$659,827	$2,818,530	$1,169,338
Discount	117,190	12,281	533,732	35,630

Total whole-loan sales	$1,350,665	$672,108	$3,352,262	$1,204,968
Weighted average price for premium sales	101.7%	102.4%	101.1%	102.5%
Weighted average price for discount sales	86.0%	93.2%	94.1%	96.5%

Premium whole-loan sales are sales to investors at prices above par. Conversely, discount sales are sales of loans at prices below par. Discounted sales are generally a result of incomplete documentation or the rejection of the whole-loans by a premium whole-loan buyer because of certain characteristics, or loans repurchased from investors and subsequently resold. Our weighted average sales price decreased by 230 basis points to 100.0% for the six months ended June 30, 2006 from 102.3% for the six months ended June 30, 2005. We believe this decrease was a result of unfavorable pricing on our loans as a result of the factors noted above.

The following table represents the components of gain or loss on sales recorded each period:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Net premium (discount) from whole-loan sales	$3,095	$12,559	$(1,281)	$27,094
Provision for repurchases	(8,753)	(1,982)	(16,214)	(2,749)
Non-refundable loan fees, net	(497)	(286)	(1,200)	(265)
Lower of cost or market adjustment for loans held for sale	(7,636)	(1,300)	14,256	(1,417)
Deferred origination costs	(8,111)	(8,723)	(24,562)	(15,939)

Gain (loss) on sale of loans, net	$(21,902)	$268	$(29,001)	$6,724

Our practice is to record, at the date of the sale, a provision for estimated repurchase losses attributable to principal, premium, interest and other costs of loans repurchased based upon our historical experience of the amount of sales that ultimately require repurchase. The obligations to repurchase loans and to reimburse the investor for any premiums paid on loans attributable to early payment are contractual obligations and require management to estimate such amounts at the time of sale. The provision for losses anticipated on the disposition of loans expected to be repurchased is recorded as part of the provision for repurchases and charged to gain or loss on sale of loans. The provisions can vary from year to year depending on the contractual obligations and loan performance. Our provision for repurchase losses increased to $8.8 million for the three months ended June 30, 2006 from $2.0 million for the three months ended June 30, 2005. Our provision for repurchase losses increased to $16.2 million for the six months ended June 30, 2006 from $2.7 million for the six months ended June 30, 2005. The increase in the provision for repurchase losses in 2006 is the result of higher repurchase claims from whole loan sale investors and increases in the amount of loan sales.

Loan origination fees, as well as discount points and certain direct origination costs, are initially capitalized and recorded as an adjustment to our cost of the loan, which is reflected in the gain or loss on sale we record when the loan is sold. Deferred origination costs decreased 6.9% to $8.1 million for the three months ended June 30, 2006 from $8.7 million for the three months ended June 30, 2005, primarily due to decreased yield spread premiums paid to brokers and an increase in fees collected from borrowers, primarily through our retail channels. Deferred origination costs increased 54.7% to $24.6 million for the six months ended June 30, 2006 from $15.9 million for the six months ended June 30, 2005, primarily due to higher whole-loan sales volume. Although we have been reducing the yield spread premium and collecting increased fees, the majority of the loan sales in the beginning of 2006 related to loans originated prior to 2006, in which we had paid higher yield spread premiums and collected less in fees. This resulted in higher fees being expensed upon sale of the loans in the beginning of the year. Along with increased sales, these higher yield spread premiums and lower fees resulted in our year to date expenses increasing over the corresponding period in 2005. However, in the second quarter we have begun seeing the benefit from reduced yield spread premiums and increased fees, resulting in decreased expenses for the three months ended June 30, 2006 as compared to June 30, 2005.

Gain on Trading Securities and Derivative Instruments. The net gain on trading securities and derivative instruments comprise the following:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Unrealized gain (loss) on derivatives	$5,911	$(12,349)	$22,813	$(2,336)
Realized gain (loss) on derivatives	2,944	(5,268)	1,930	(3,999)
Net receipts (payments) under interest rate agreements	8,784	(3,360)	13,625	(3,751)
Change in fair value of residual interests	(2,118)	(594)	(1,489)	(4,995)

Gain (loss) on trading securities and derivative instruments, net	$15,521	$(21,571)	$36,879	$(15,081)

The net gain increased to $15.5 million for the three months ended June 30, 2006 from a loss of $21.6 million for the three months ended June 30, 2005. The net gain increased to $36.9 million for the six months ended June 30, 2006 from a loss of $15.1 million for the six months ended June 30, 2005. The increases were principally due to rising interest rates increasing the value of our derivative instruments and an increase in the notional balance of our caps and swaps of $2.0 billion at June 30, 2006 as compared to June 30, 2005. The significant increase in the notional balance of derivatives was due to the purchase of interest rate cap and swap contracts purchased in connection with our securitizations.

We use Eurodollar futures contracts, interest rate caps, and interest rate swaps to economically hedge our residual interests in securitizations, loan pipeline, loans held for sale, and loans held for investment. Due to rising interest rates, these derivative instruments increased in value during the first half of 2006. In addition, we were required to make net swap payments during the first half of 2005 due to the fixed contract interest rate being higher than the floating market interest rate. Due to increases in LIBOR, we began receiving net swap payments during the three and six months ended June 30, 2006 and the payments we receive on our interest rate cap contracts have increased.

The residual interests in securitizations represent the present value of the excess of estimated future cash flows received from borrowers on mortgage loans sold into securitization trusts over the cash flows passed through to the related asset-backed securities. We acquired residual interests in off-balance sheet securitization transactions completed in 2003 and 2004. Due to increases in LIBOR and the forward LIBOR curve, the interest spread, which is the difference between the interest received from mortgage loan borrowers and the interest paid by us to the bondholders, has been compressed, reducing the estimated future cash flows available to us and decreasing the value of our residual interests. We also acquired $50.2 million in residual interest from our off-balance sheet securitization, which closed in May 2006. As this securitization recently closed, we have not changed the assumptions in valuing this residual interest and accordingly, there have been no changes in the value of this residual interest.

Personnel. Personnel expenses decreased 37.7% to $12.4 million for the three months ended June 30, 2006 from $19.9 million for the three months ended June 30, 2005. Personnel expenses decreased 8.6% to $32.0 million for the six months ended June 30, 2006 from $35.0 million for the six months ended June 30, 2005. During 2005, we increased production and administrative staffing in order to accommodate the higher origination volume we experienced in 2005. During January and April 2006, we announced two workforce reductions which, along with natural attrition, have resulted in a reduction in workforce of over 800 employees. We began seeing the cost savings of these workforce reductions during the second quarter of 2006 and expect to see the full impact of these cost savings initiatives during the second half of 2006, as we were in the process of implementing these initiatives during the first half of the year. Total staffing was 1,667 employees at December 31, 2005, which has been reduced to 801 employees at June 30, 2006.

Production and Marketing. Production and marketing expenses decreased 21.3% to $3.7 million for the three months ended June 30, 2006 from $4.7 million for the three months ended June 30, 2005. Production and marketing expenses decreased 27.1% to $6.2 million for the six months ended June 30, 2006 from $8.5 million for the six months ended June 30, 2005. The decrease was mainly due to decreased purchases of internet leads by our retail operations and decreased loan production expenses associated with loans that did not close. These cost savings were partially offset by expenses related to an incentive sales trip in June 2006.

Servicing Fees. Servicing fees paid by us increased 6.5% to $3.3 million for the three months ended June 30, 2006 from $3.1 million for the three months ended June 30, 2005. Servicing fees increased 31.0% to $7.6 million for the six months ended June 30, 2006 from $5.8 million for the six months ended June 30, 2005. The increase in servicing fees was mainly due to an increase in average loan balances. The average balance on our loans held for sale and held for investment over the first half of 2006 was $5.8 billion versus $3.0 billion for the first half of 2005.

Occupancy Expense. Occupancy expense decreased 23.8% to $1.6 million for the three months ended June 30, 2006 from $2.1 million for the three months ended June 30, 2005. Occupancy expense decreased 5.0% to $3.8 million for the six months ended June 30, 2006 from $4.0 million for the six months ended June 30, 2005. The decrease is primarily due to closing several of our branches as part of our reorganization announced during the first quarter of 2006.

Severance and Lease Termination Costs. Severance and lease termination costs were $1.2 million and $9.1 million for the three and six months ended June 30, 2006. We incurred no similar costs during the three and six months ended June 30, 2005. These costs include $1.2 million and $2.5 million in severance costs recorded during the three and six months ended June 30, 2006, respectively, related to our April and January 2006 workforce reductions and $0 and $6.6 million in lease termination costs recorded during the three and six months ended June 30, 2006, respectively, related to our January and April reorganizations.

General and Administrative. General and administrative expenses decreased 29.4% to $8.4 million for the three months ended June 30, 2006 from $11.9 million for the three months ended June 30, 2005. General and administrative expenses decreased 3.5% to $19.4 million for the six months ended June 30, 2006 from $20.1 million for the six months ended June 30, 2005. The decrease is due to decreases in all areas including office supplies, forms and printing, telephone, courier, temporary employees, and employment agency fees. The more significant decrease in general and administrative expenses of 29.4% for the three months ended June 30, 2006 over the corresponding period of 2005 as compared to 3.5% for the six months ended June 30, 2006 over the corresponding period of 2005 is mainly attributable to expenses increasing during the first quarter of 2006 and then decreasing in the second quarter after we implemented our cost savings initiatives. The net result was a slight decrease in expenses for the six months ended June 30, 2006 over the corresponding period of 2005, while the benefits from our cost savings initiatives were more evident in the second quarter.

Benefit / Provision for Income Taxes. We had income tax expense of $4,000 for the three months ended June 30, 2006 as compared to a benefit for income taxes of $3.5 million for the three months ended June 30, 2005. We had income tax expense of $7,000 for the six months ended June 30, 2006 as compared to a benefit for income taxes of $9.9 million for the six months ended June 30, 2005. The expense for the three and six months ended June 30, 2006 relates to minimum state tax payments we were required to make. During 2005 and into 2006, we experienced consolidated losses due to operating losses at our taxable REIT subsidiaries. The operating losses of the taxable REIT subsidiaries during 2005 have been carried back to recover approximately $29.2 million in taxes paid in prior years ($27.0 million of which was received in July 2006). The remaining net operating loss from 2005 and operating losses from the first half of 2006 resulted in a deferred tax asset of approximately $45 million, which has been fully reserved for at June 30, 2006.

We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. While we project that our taxable REIT subsidiaries will become profitable, in view of the recent losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Off-Balance Sheet Arrangements

We are party to transactions that have off-balance sheet components. In connection with off-balance sheet securitization transactions, there were $1.4 billion in loans remaining in off-balance sheet trusts as of June 30, 2006. The trusts have issued securities or bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors, or the trusts, generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for breaches of standard representations and warranties.

We have retained certain residual interests in the securitization trusts. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of June 30, 2006, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on our balance sheets:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(unaudited)
	(in thousands)
Operating leases	$32,690	$10,383	$13,100	$7,662	$1,545
Warehouse and repurchase facilities (1)	1,388,734	1,388,734
Long-term debt (2)	3,190,868	1,506,806	1,309,616	288,022	86,424
Equipment leases	2,288	1,506	716	66

(1)	These warehouse and repurchase facilities had a weighted average interest rate of 6.08% at June 30, 2006.

(2)	The long-term debt had a weighted average interest rate of 5.44% at June 30, 2006.

Liquidity and Capital Resources

We invest our cash in our loan portfolio in two principal ways. First, the percentage of the principal balance of an originated loan that is funded by our warehouse facilities differs from facility to facility. We generally fund less than 100% of a loan balance with warehouse debt, requiring us to invest cash to the extent the originated balance is not funded by the warehouse facility. This funding shortfall ranges from 0% to 2%. Newly originated loans are funded primarily by our warehouse facilities until we sell or securitize the loans. The longer loans remain funded by a warehouse facility the more our warehouse lenders require us to advance against the loans. In addition, our warehouse lenders may require us to have on deposit a cash margin against funded loans based upon the loan’s estimated market value.

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

We generate cash through three principal operational sources:

(i)	Net interest spread on our loans – We receive interest income on loans we hold for sale and pay interest on the warehouse facilities used to finance the funding of these loans. Net interest spread is the difference between these two amounts.

(ii)	Cash flows from our securitizations – In a securitization we transfer loans to a trust that issues long term debt or bonds collateralized by the loans. The trust collects the principal and interest on the loans and passes through all principal collected to bondholders. Interest is paid to holders of the debt based upon the stated rate associated with the class of debt. The difference between the interest collected on the loans and interest paid to the bondholders and ongoing expenses of the trust is excess cash flow. The excess cash flow provides additional collateral to the bondholders as it is available to absorb losses realized on defaulted loans. To the extent excess cash flow exceeds losses on the loans, it is used to pay down principal on senior securities issued by the trust to create additional collateralization (over collateralization or OC) until specified OC levels are maintained by the trust. Excess cash flow not required to cover losses or build OC will be distributed to the Company, or in the event a Net Interest Margin trust, or NIM, was created in connection with the securitization, to the related NIM holders until the NIM securities are retired, and then to us. In addition to excess cash flow from the securitizations, we also receive servicing fees to the extent that we have retained ownership in the servicing rights on the loans included in the trust. We receive cash flows from securitizations as described regardless of whether the securitization is accounted for as a sale or a financing. Through June 30, 2006, we have completed eight securitizations. We currently receive excess cash flows from a securitization completed in 2003, three securitizations completed in 2005, and the securitization completed in 2006. While we are not currently receiving excess cash flows from the other three securitizations, as OC is accumulating in the trusts, we receive servicing fees from the four securitizations we completed in 2005. We expect to receive excess cash flows from all our securitizations within the next year. It is through the receipt of these cash flows that we expect to recover our investments in securitizations.

(iii)	Sale of loans – We sell loans to third parties for cash. The proceeds from the sale are used to repay any warehouse financing. Any excess proceeds generate incremental cash flow to us. It is through the receipt of these cash flows that we expect to recover our investment in loans held for sale (to the extent that such loans are not transferred into securitizations).

Factors that could affect our future ability to complete securitizations include the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, the performance of our portfolio of securitized loans and our ability to obtain credit enhancement.

Warehouse and Repurchase Facilities

Our current warehouse and repurchase facilities mature between July 2006 and May 2007 and are secured by the loans we originate or purchase with the funds. Although our warehouse and repurchase facilities mature between July 2006 and May 2007, we intend to renew and extend the maturity of certain of these facilities in the ordinary course of business. Our facilities with UBS Real Estate Securities (“UBS”), Merrill Lynch, Residential Mortgage Solutions, and Countrywide Warehouse Lending have expired and all amounts have been repaid as of August 14, 2006. We continue to negotiate warehouse and repurchase facilities with lenders to enable us to meet our funding needs. The weighted average interest rates on the combined facilities, based on one-month LIBOR, were 6.08% and 4.39% at June 30, 2006 and 2005, respectively. Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. Lenders generally limit our use of a warehouse facility to wet fund loans to a portion of our borrowing capacity under the warehouse line. If we have reached our sub-limit for wet funding on a warehouse line, we will not be able to wet fund under that line until borrowing capacity becomes available under the wet funding sub-limit. In addition, if we exceed a sub-limit, we will be in default under the warehouse line.

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

Our warehouse and repurchase facilities currently contain customary covenants, including restrictions on our ability to:

•	conduct transactions with affiliates;

•	engage in mergers, acquisitions and asset sales;

•	alter the business we conduct;

•	declare dividends or redeem or repurchase capital stock; and

•	incur or guaranty additional indebtedness.

Our warehouse and repurchase facilities also contain financial covenants including:

•	minimum tangible net worth;

•	minimum amount of cash and cash equivalents;

•	minimum liquidity ratios;

•	maximum leverage ratios; and

•	minimum net income.

Events of default under the warehouse and repurchase facilities include, but are not limited to:

•	failure to pay obligations when due;

•	material breach of any representation or warranty contained in the loan documents;

•	covenant defaults;

•	events of bankruptcy proceedings;

•	cross-defaults to other indebtedness;

•	the existence of certain environmental and ERISA claims or liabilities; and

•	a change in control of our company.

ECC Capital and its subsidiaries, Bravo Credit Corporation and Encore Credit Corp., are jointly and severally liable for all of the obligations under the warehouse and repurchase facilities. ECC Capital, Bravo Credit, and Encore Credit all have the right to borrow the unused portion of the maximum facility amounts and the full amounts of any sub-limits. The assets of ECC Capital secure the borrowings of ECC Capital, Bravo Credit and Encore Credit and the assets of Encore Credit will only secure its own borrowings and a default by ECC Capital, Bravo Credit or Encore Credit would be deemed a default of the others.

During the first half of 2006 we renewed, extended, and modified facility amounts on our warehouse and repurchase facilities. The following table summarizes our current warehouse and repurchase facilities and outstanding balances as of June 30, 2006 and December 31, 2005:

Warehouse, Repurchase and Aggregation Lender

				Amount Outstanding
	Expiration Date	Total Facility Amount	Wet Funding Sub-Limit	June 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
IXIS Real Estate Capital	May 2007	$300,000	$90,000	$—	$365,511
Countrywide Warehouse Lending	July 2006	N/A	N/A	82,308	252,918
UBS Real Estate Securities	Nov. 2005	N/A	N/A	—	56,034
Wachovia Bank, N.A.	Dec 2006	1,000,000	100,000	530,820	400,048
Credit Suisse First Boston	Aug 2006	700,000	210,000	614,271	735,378
Merrill Lynch	April 2006	N/A	N/A	—	429,761
DB Structured Products	May 2007	200,000	70,000	149,054	413,081
Bear Stearns Mortgage Capital Corp.	Nov. 2006	500,000	—	12,039	55,535
Residential Mortgage Solutions	July 2006	N/A	N/A	242	—
Total		$2,700,000	$470,000	$1,388,734	$2,708,266

All amounts due UBS, Merrill Lynch, Residential Mortgage Solutions, and Countrywide Warehouse Lending have been repaid as of August 14, 2006.

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statement purposes. As of June 30, 2006 and December 31, 2005, the amount outstanding under these borrowing arrangements was $2.0 million and $2.7 million, respectively.

From time to time we may also enter into repurchase borrowing arrangements, pledging securities we own as collateral. At June 30, 2006, we entered into repurchase arrangements with financial institutions pledging some of the securities retained in our securitizations as collateral. At June 30, 2006 and December 31, 2005, the amount outstanding under these borrowing arrangements was $66.8 million and $13.1 million, respectively.

From time to time we may borrow against the cash surrender value of corporate owned life insurance (“COLI”). At June 30, 2006, we had $9.8 million in outstanding borrowings under this arrangement. The total cash surrender value of the COLI, including amounts securing borrowings, was $13.0 million at June 30, 2006. We maintain COLI as a mechanism for funding liabilities to employees that contribute to a deferred compensation plan. Our liability to the plan at June 30, 2006 was $13.7 million.

Cash Flow

Cash provided by operating activities was $1.3 billion for the six months ended June 30, 2006 as compared to $4.3 billion used in operating activities for the six months ended June 30, 2005. The cash provided by operating activities for the six months ended June 30, 2006 was due principally to the sale of $4.4 billion in loans, including $1.1 billion from our off-balance sheet securitization, offset by $3.2 billion in originations, providing approximately $1.2 billion in positive cash flows. During the six months ended June 30, 2005, we originated $5.4 billion in loans and only sold $1.2 billion in loans, as we built our portfolio of loans held for investment, which resulted in $4.2 billion of cash being used in operations.

Cash provided by investing activities increased to $930.8 million for the six months ended June 30, 2006 as compared to $87.5 million provided by investing activities for the six months ended June 30, 2005. The cash provided by investing activities during the six months ended June 30, 2006 is principally due to the receipt of $978.2 million in principal payments on our portfolio of loans held for investment and $2.8 million in cash receipts from our residual interest in securitizations. During the six months ended June 30, 2005, we were in the process of building our portfolio of loans held for investment and had only received $92.0 million in principal payments. During the six months ended June 30, 2005, we also received $1.8 million for residual interests in securitizations. These cash flows were partially offset by $6.3 million in expenditures to acquire fixed assets.

Cash used in financing activities was $2.2 billion for the six months ended June 30, 2006 as compared to $4.2 billion provided by financing activities for the six months ended June 30, 2005. The cash used in financing activities for the six months ended June 30, 2006 was primarily the result of reduced warehouse facility borrowing of $1.3 billion and the payment of $1.0 billion on our long-term debt. During the six months ended June 30, 2005, we received approximately $355.3 million in connection with our initial public offering and stock option exercises, $3.0 billion from the issuance of long-term debt, and $978.4 million from additional borrowings under our warehouse lines of credit.

On January 6, 2006, we announced a reorganization designed to reduce costs and improve efficiency. The reorganization involved the consolidation of seven wholesale loan processing centers into three. These three centers are located regionally in Irvine, California; Downers Grove, Illinois; and Glen Allen, Virginia. Lending operations for ECC Capital’s retail subsidiary, Bravo Credit Corporation, were consolidated into two centers based in Irvine and Glen Allen. This reorganization resulted in a reduction in force of approximately 440 employees, or 27% of our total workforce.

On April 11, 2006, we announced an additional reduction in workforce of 170 employees, or 17% of our remaining workforce. In addition, Bravo Credit Corporation’s office in Glen Allen was closed. In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, we record lease termination costs as of the “cease-use date”, employee costs as of the date employees are notified of their termination (the “communication date”), and fixed asset write offs at which time they were considered impaired. Although estimates are subject to change as additional information becomes available, we recorded the following restructuring activity during the six months ended June 30, 2006:

	Restructuring Accrual at December 31, 2005	Additions to Restructuring Accrual	Charges Against Restructuring Accrual	Restructuring Accrual at June 30, 2006
	(in thousands)
	(unaudited)
Employee costs	$—	$2,501	$(2,501)	$—
Lease termination costs	—	6,561	(1,859)	4,702
Fixed asset write offs	—	66	(66)	—

	$—	$9,128	$(4,426)	$4,702

We recorded an impairment charge of $66,000 during the six months ended June 30, 2006, as we do not expect to receive any future benefit from the assets previously utilized at Bravo Credit’s office in Glen Allen, which was closed in March of 2006. Lease termination costs of $6,561,000 were recorded during the six months ended June 30, 2006, as the “cease-use dates” associated with the related facilities occurred during this period. Employee termination costs of $2,501,000 were recorded during the six months ended June 30, 2006, in connection with the January and April workforce reductions.

We are focusing on originating loans that we believe will provide for improved gain on sale execution and will manage to the resulting production volume, enabling us to maximize the efficiency of our operating infrastructure. As we undertake actions to enable our operations to generate necessary operational cash flow, we will utilize available liquidity as necessary. Sources of liquidity include additional collateralized borrowing capacity utilizing our residual interest in our 2006 securitization and distributions of excess cash flow from our securitizations. We also filed amended income tax returns to receive refunds of income taxes paid during 2003 though 2005 through carry back of operating losses. We received $2.0 million in refunds in the three months ended June 30, 2006 and received an additional $27.0 million in July 2006. We believe these sources of liquidity will be sufficient to sustain our operations for the foreseeable future and until our operations generate sustainable cash flow.

Depending on the extent we are required to utilize these sources of liquidity our ability to pay a dividend may be negatively impacted. Accordingly, dividend payments have been suspended until such time that we are able to generate sustainable operating cash flows. To retain our REIT status, we must, among other things, distribute at least 90% of our REIT’s taxable income. If we utilize available liquidity for operations we may not have sufficient liquidity to pay the distributions required for us to maintain our REIT status. We are considering a variety of strategic and structural changes, which may affect our REIT status. These and other potential structural changes may require stockholder approval.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent that mortgage loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are, and will continue to be, monetary in nature. As a result, interest rates generally have a more significant effect on our performance than the effects of general levels of inflation have on industrial companies. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. In 2001, the Federal Reserve reduced the targeted federal funds rate on 11 occasions for a total of 475 basis points. Inflation remained low in 2002 and 2003 and interest rates similarly remained fairly steady in 2002, dropping only 50 basis points in 2002 and 25 basis points in the first half of 2003. However, since 2004 the federal funds rate has been increased 17 times by a total of 425 basis points through June 2006.

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

We may enter into forward loan sales for the purpose of minimizing the market risks associated with the value of originated loans, while maximizing gain on sale of such loans. A primary risk associated with the loan origination business is the risk of fluctuating interest rates. The interest rate risk is a direct result of timing delays between (1) the fixing of the mortgage loan interest rate with borrowers and the funding of the loan and (2) the funding of the loan and the setting of terms for sale of loans to whole-loan market investors. Pursuant to our forward sales commitments, in exchange for a fixed price, we commit to deliver loans with a set of characteristics, including a weighted average interest rate, which are locked for the term of the applicable commitment. Therefore, during this commitment period, any market movement in interest rates has no effect on the price we receive for loans delivered pursuant to the forward sale transaction, assuming the agreed upon set of characteristics is met. The contracts are often entered into and priced before the majority of the loans are originated. By committing to a forward sale prior to origination of the loans and through the price protection features embedded in the commitment, we effectively hedge our interest rate risk.

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

As of June 30, 2006

Hypothetical Change in Interest Rate (basis points)	+100	+50	-50	-100
	(in thousands)
Change in fair value of loans held for sale	$(14,675)	$(7,338)	$7,085	$13,903
Change in fair value of loans held for investment	(37,549)	(18,774)	18,183	36,199
Change in fair value of Eurodollar contracts	15,113	7,556	(7,556)	(15,113)
Change in fair value of interest rate cap and swap contracts	43,314	21,586	(21,740)	(43,591)

Net change	$6,203	$3,030	$(4,028)	$(8,602)

As of December 31, 2005

Hypothetical Change in Interest Rate (basis points)	+100	+50	-50	-100
	(in thousands)
Change in fair value of loans held for sale	$(33,014)	$(16,507)	$16,507	$32,172
Change in fair value of loans held for investment	(60,802)	(29,996)	29,563	59,126
Change in fair value of Eurodollar contracts	18,575	9,288	(9,288)	(18,575)
Change in fair value of interest rate cap and swap contracts	60,562	30,224	(29,649)	(49,405)

Net change	$(14,679)	$(6,991)	$7,133	$23,318

Residual Interests. We had residual interests in the loans held in the trusts utilized in our off-balance sheet securitization transactions of $64.5 million and $14.8 million outstanding at June 30, 2006 and December 31, 2005, respectively. Residual interests are recorded at estimated fair value. We value these assets based on the present value of estimated future cash flows using various assumptions. The discount rates used to calculate the present value of the residual interests were 33.00%, 18.00%, 18.00%, and 18.00% for the securitization transactions completed in April 2003, June 2004, July 2004, and May 2006, respectively. The weighted average life of the mortgage loans used for valuation was 0.33 years, 0.84 years, 0.85 years, and 1.88 years for the securitization transactions completed in April 2003, June 2004, July 2004, and May 2006, respectively.

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

The table below illustrates the resulting hypothetical fair values of our residual interests at June 30, 2006 and December 31, 2005 caused by assumed immediate increases to the key assumptions used to determine fair value:

	June 30, 2006	December 31, 2005
	(in thousands)
Carrying value / fair value of residual interests	$64,475	$14,753
Prepayment speed assumption:
Fair value after:
Impact of a 10% increase	$59,028	$11,079
Impact of a 20% increase	55,298	9,996
Credit loss assumption:
Fair value after:
Impact of a 10% increase	$51,848	$13,169
Impact of a 20% increase	47,545	11,962
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% increase	$53,730	$14,554
Impact of a 20% increase	52,101	14,358
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% increase	$54,749	$13,770
Impact of a 20% increase	53,783	12,814

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

A summary of loan products originated by the Company during the three months ended June 30, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Original Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
10 YR Fixed	4	$322	9.56%	653	85%	32%
15 YR Fixed	33	3,658	7.99%	631	65%	39%
2 YR I/O 2/28 ARM	1	258	8.00%	610	73%	48%
2/28 ARM	1,840	386,499	8.96%	590	78%	43%
2/28 Dual	258	71,678	8.24%	605	79%	44%
20 YR Fixed	74	7,127	9.24%	631	82%	43%
25 YR Fixed	5	806	8.65%	605	76%	50%
3/27 ARM	54	11,690	8.38%	595	76%	41%
30 YR Fixed	1,456	263,591	7.85%	627	76%	42%
30/15 Fixed	292	22,782	11.30%	663	100%	42%
40/30 2/28 ARM	1,288	370,944	8.37%	604	81%	44%
40/30 3/27 ARM	5	1,724	7.61%	608	80%	39%
40/30 Fixed	321	90,794	7.48%	633	77%	43%
5 YR 5/25 ARM	12	2,141	7.51%	605	75%	38%
5 YR I/O 2/28 ARM	540	176,369	7.65%	650	81%	42%
5 YR I/O 3/27 ARM	44	12,826	7.48%	655	80%	41%
5 YR I/O 30 YR Fixed	111	35,351	7.23%	655	76%	41%
50/30 2/28 ARM	136	41,392	7.91%	612	82%	45%
50/30 3/27 ARM	16	5,632	7.59%	614	78%	45%
50/30 5/25 ARM	3	595	7.69%	739	71%	44%
50/30 Fixed	59	17,180	7.22%	637	74%	45%
6 Month LIBOR	1	451	8.80%	706	85%	22%
HELOC LR 10/10	9	666	10.90%	643	79%	44%

Total	6,562	$1,524,476	8.27%	615	79%	43%

A summary of loan products originated by the Company during the six months ended June 30, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Original Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
1 YR 1/29 ARM	17	$4,840	8.80%	633	83%	44%
10 YR Fixed	5	387	9.76%	629	82%	33%
15 YR Fixed	93	10,554	7.93%	620	68%	39%
2 YR I/O 2/28 ARM	9	2,115	7.71%	631	78%	39%
2/28 ARM	4,842	1,007,682	8.82%	590	78%	43%
2/28 Dual	2,110	595,557	8.14%	603	79%	44%
20 YR Fixed	182	16,173	9.23%	631	84%	42%
25 YR Fixed	6	998	8.39%	615	78%	49%
3/27 ARM	155	35,116	8.38%	594	77%	42%
30 YR Fixed	3,032	555,056	7.77%	625	75%	41%
30/15 Fixed	682	50,361	11.21%	667	100%	43%
40/30 2/28 ARM	1,330	381,905	8.36%	605	81%	44%
40/30 3/27 ARM	5	1,724	7.61%	608	80%	39%
40/30 Fixed	343	97,413	7.46%	633	76%	43%
5 YR 5/25 ARM	32	7,494	7.92%	617	78%	40%
5 YR I/O 2/28 ARM	1,020	330,633	7.65%	654	81%	42%
5 YR I/O 3/27 ARM	87	25,351	7.45%	650	80%	41%
5 YR I/O 30 YR Fixed	181	55,768	7.17%	654	76%	41%
50/30 2/28 ARM	136	41,392	7.91%	612	82%	45%
50/30 3/27 ARM	16	5,632	7.59%	614	78%	45%
50/30 5/25 ARM	3	595	7.69%	739	71%	44%
50/30 Fixed	59	17,180	7.22%	637	74%	45%
6 Month LIBOR	8	2,722	8.48%	646	84%	42%
HELOC LR 10/10	18	1,573	10.30%	647	84%	45%

Total	14,371	$3,248,221	8.27%	612	79%	43%

A summary of loan products in our portfolio of loans held for investment at June 30, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
1 YR 1/29 ARM	320	$70,450	7.27%	620	81%	42%
10 YR Fixed	19	1,761	7.40%	614	60%	40%
15 YR Fixed	182	22,063	7.09%	628	64%	37%
2 YR I/O 2/28 ARM	1,169	321,140	6.58%	658	81%	41%
20 YR Fixed	142	21,772	6.77%	649	71%	40%
25 YR Fixed	13	2,402	6.75%	655	74%	37%
2/28 ARM	8,148	1,519,252	7.52%	603	80%	41%
2/28 Dual	462	122,942	7.27%	595	78%	42%
3 YR I/O 3/27 ARM	185	49,090	6.74%	666	81%	41%
30 YR Fixed	3,009	581,153	6.93%	647	76%	41%
3/27 ARM	1,055	203,271	7.52%	619	81%	41%
5 YR 5/25 ARM	174	40,282	6.75%	649	78%	42%
5 YR I/O 2/28 ARM	573	154,138	6.76%	663	81%	41%
5 YR I/O 30 YR Fixed	184	50,922	6.63%	683	76%	40%
5 YR I/O 3/27 ARM	223	60,816	6.87%	670	82%	40%
6 Month LIBOR	42	11,467	6.84%	648	80%	41%

Total:	15,900	$3,232,921	7.21%	625	79%	41%

A summary of loan products in our portfolio of loans held for sale at June 30, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
1 YR 1/29 ARM	6	$1,601	7.62%	590	88%	30%
10 YR Fixed	3	221	10.15%	652	80%	25%
15 YR Fixed	30	3,447	7.71%	628	70%	39%
20 YR Fixed	118	9,185	9.71%	634	87%	42%
25 YR Fixed	6	869	8.86%	611	78%	50%
2/28 ARM	1,765	374,225	8.98%	582	79%	43%
2/28 Dual	365	109,414	8.21%	597	81%	43%
30 YR Fixed	1,377	253,035	7.74%	630	77%	42%
30/15 Fixed	437	34,777	11.22%	663	100%	43%
3/27 ARM	50	9,927	8.40%	591	78%	41%
40/30 2/28 ARM	1,096	314,664	8.38%	600	81%	44%
40/30 3/27 ARM	5	1,724	7.61%	608	80%	39%
40/30 Fixed	292	82,467	7.42%	636	77%	43%
5 YR 5/25 ARM	9	1,938	8.11%	595	77%	33%
5 YR I/O 2/28 ARM	485	164,805	7.66%	648	81%	42%
5 YR I/O 30 YR Fixed	104	34,514	7.15%	655	77%	41%
5 YR I/O 3/27 ARM	39	11,730	7.47%	652	81%	42%
50/30 2/28 ARM	134	40,783	7.89%	612	82%	44%
50/30 3/27 ARM	16	5,632	7.59%	614	78%	45%
50/30 5/25 ARM	3	595	7.69%	739	71%	44%
50/30 Fixed	59	17,179	7.22%	637	74%	45%
6 Month LIBOR	1	449	8.80%	706	85%	22%
HELOC LR 10/10	3	243	10.54%	653	82%	45%

Total:	6,403	$1,473,424	8.28%	612	80%	43%

Item 4.	Controls and Procedures

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). As part of that evaluation we considered deficiencies in our disclosure controls and procedures reported in Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005 and our Annual Report on Form 10-K for the period ended December 31, 2005, and our reported efforts to remedy these deficiencies, including our ongoing efforts to ensure adequate levels and qualifications of staff in our accounting and finance functions. As a result of this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that as of June 30, 2006, our disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting.

Pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. We commenced a significant effort to review the effectiveness of our internal control over financial reporting and are in the process of documenting and assessing the effectiveness of the design of our internal control over financial reporting. To date, we have identified and are in the process of implementing new procedures and changes to existing procedures in an effort to improve the effectiveness of our internal control over financial reporting. In general, these measures include enhancing documentation of policies and procedures, segregation of duties, and controls surrounding the processing of critical spreadsheet applications and information technology general controls (e.g. access, program change).

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

Item 1A.	Risk Factors

In addition to the other information set forth in this report, including the risk factors set forth below, you should carefully consider the factors discussed under the caption “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, including the cautionary statements included therein regarding any forward-looking statements. These risk factors could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risk or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, or results of operations.

Risks Related to Our Business Activities

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

We may not complete the requirements imposed upon us by Section 404 of the Sarbanes-Oxley Act by the time those requirements are applicable to us.

Pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. We commenced a significant effort to review the effectiveness of our internal control over financial reporting and are in the process of documenting and assessing the effectiveness of the design of our internal control over financial reporting. To date, we have identified and are in the process of implementing new procedures and changes to existing procedures in an effort to improve the effectiveness of our internal control over financial reporting.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. While we have expended significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that we will not comply with all of the requirements imposed by Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Risks Related to Our Qualification and Operation as a REIT

Our failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.

We currently operate in a manner that is intended to enable us to qualify as a REIT for federal income tax purposes under the Code commencing with our taxable year ending December 31, 2005, although we have not made any distributions to our stockholders this year, as further discussed below. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this quarterly report are not binding on the IRS or any court. If we were to lose our REIT status, we would face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our shares, the composition of our assets and a requirement that at least 95% of our gross income in any year be derived from qualifying sources, such as interest on mortgage loans. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. We did not pay a dividend in the first or second quarter of 2006 and have announced that we do not intend to pay a dividend for the third quarter of 2006. If we continue to utilize available liquidity for operations, we may not have sufficient liquidity to pay the distributions required to maintain our REIT status. In addition, we have announced that our board of directors and the special committee of our board of directors are considering a variety of strategic and structural changes, which may affect our REIT status.

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

On May 25, 2006, we held our annual meeting of stockholders. Six board nominees for director were elected as members of our board of directors until their successors are duly elected and qualified. In addition, the stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for fiscal year 2006. At our annual meeting of stockholders, there were present in person or by proxy 73,377,333 votes representing 73.20% of the total outstanding eligible votes. There were no stockholder proposals presented at the meeting.

Election of Directors.

The following directors were elected and received the number of votes set forth opposite their names. There were no broker non-votes.

Nominee	Votes for	Votes Against or Withheld
Shabi S. Asghar	72,890,128	487,205
James R. Brazil	72,974,210	403,123
Steven G. Holder	71,503,328	1,874,005
Douglas S. Ingram	70,572,608	2,804,725
William Jacoby	70,571,633	2,805,700
James O. Rollans	70,567,343	2,809,990

Ratification of the Appointment of Grant Thornton LLP, Independent Registered Public Accounting Firm for fiscal year 2006

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
70,448,382	2,870,262	58,689	0

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

31.1	Certification of Co-Chief Executive Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Co-Chief Executive Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Co-Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Co-Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

32.3	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

ECC CAPITAL CORPORATION

By:	/s/ Greg Lubushkin
Greg Lubushkin
Chief Accounting Officer (Principal Accounting Officer)