Form 10-Q/A
period 2006-06-30
ECC Capital CORP
filed 2006-10-26
CIK 1300317

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

Explanatory Note

The purpose of this Amendment No. 1 to our Form 10-Q is to correct the Officer Certifications filed as Exhibit 32.1, 32.2 and 32.3 which inadvertently identified the Form 10-Q for the quarter ended March 31, 2006 instead of the Form 10-Q for the quarter ended June 30, 2006 at the time it was filed with the original Form 10-Q on August 14, 2006. The Company is filing as exhibits to this Form 10-Q/A the certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-Q/A does not modify or update the disclosures in, or exhibits to, the Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2006.

ECC CAPITAL CORPORATION

By:	/s/ Greg Lubushkin
Greg Lubushkin
Chief Accounting Officer (Principal Accounting Officer)