Form 10-K/A
period 2005-12-31
ECC Capital CORP
filed 2006-10-27
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to our Form 10-K is to correct the Officer Certifications filed as Exhibit 32.1, 32.2 and 32.3 which inadvertently identified the Form 10-K for the year ended December 31, 2004 instead of the Form 10-K for the year ended December 31, 2005 at the time it was filed with the original Form 10-K on April 17, 2006. The Company is filing as exhibits to this Form 10-K/A the certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be required to pay regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be required to pay a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We currently intend to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash or the effect of non-deductible capital expenditures could require us to (i) sell assets in adverse market conditions, (ii) borrow funds on unfavorable terms, or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments, initially, by raising capital and, subsequently, through borrowings from financial institutions, along with securitization financings. Our failure to obtain debt or equity capital in the future could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

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

/s/ STEVEN G. HOLDER Steven G. Holder	Co-Chief Executive Officer and Chairman (Principal Executive Officer)	October 27, 2006

/s/ SHAHID S. ASGHAR Shahid S. Asghar	Co-Chief Executive Officer, President and Director	October 27, 2006

/s/ ROQUE A. SANTI Roque A. Santi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 27, 2006

/s/ GREG LUBUSHKIN Greg Lubushkin	Chief Accounting Officer (Principal Accounting Officer)	October 27, 2006

/s/ JAMES R. BRAZIL James R. Brazil	Director	October 27, 2006

/s/ DOUGLAS INGRAM Douglas Ingram	Director	October 27, 2006

/s/ WILLIAM JACOBY William Jacoby	Director	October 27, 2006

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