Form 10-Q
period 2006-09-30
ECC Capital CORP
filed 2006-11-14
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, the Registrant had 100,243,162 shares of common stock outstanding.

ECC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$102,778	$46,904
Restricted cash	—	18,600
Other receivables	7,617	24,966
Mortgage loans held for sale, net	711,192	2,744,423
Mortgage loans held for investment, net	2,748,766	4,222,063
Accrued mortgage loan interest	31,509	46,840
Residual interests in securitization	30,035	14,753
Residual interests in securitization, pledged as collateral	23,928	—
Prepaid expenses and other assets	56,662	30,502
Derivative instruments	42,179	58,948
Equipment and leasehold improvements, net	9,437	14,422
Income taxes receivable	2,122	31,197

Total assets	$3,766,225	$7,253,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse and repurchase facilities	$680,527	$2,708,266
Long-term debt	2,717,043	4,166,127
Securities sold under agreements to repurchase	60,008	13,074
Accounts payable and accrued expenses	100,977	63,236
Dividends payable	—	18,044

Total liabilities	3,558,555	6,968,747
Stockholders’ equity
Common stock authorized, 200,000,000 shares of $0.001 par value at September 30, 2006 and December 31, 2005; issued and outstanding, 100,239,613 shares at September 30, 2006 and 100,242,336 shares at December 31, 2005	100	100
Additional paid in capital	372,509	371,623
Accumulated other comprehensive income	2,230	1,420
Retained earnings / (accumulated deficit)	(167,169)	(88,272)

Total stockholders’ equity	207,670	284,871

Total liabilities and stockholders’ equity	$3,766,225	$7,253,618

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)
Revenue
Interest income	$81,414	$115,752	$298,594	$203,838
Interest expense	(72,883)	(67,677)	(233,186)	(114,612)

Net interest income	8,531	48,075	65,408	89,226
Provision for loan losses - Loans held for investment	1,500	12,190	13,020	18,200

Net interest income, after provision for loan losses	7,031	35,885	52,388	71,026
Gain (loss) on sale of loans, net	(10,645)	(9,399)	(39,646)	(2,675)
Other Income	—	5,380	—	5,380
Gain (loss) on derivatives	(21,708)	37,010	15,171	21,929

Total revenue	(25,322)	68,876	27,913	95,660

Expense
Personnel	12,326	26,426	44,337	61,406
Production and marketing	3,696	7,554	9,922	16,004
Servicing fees	2,620	3,774	10,179	9,561
Occupancy expense	1,828	2,822	5,664	6,846
Severance and lease termination costs	—	—	9,128	—
General and administrative	8,144	12,231	27,572	32,299

Total expenses	28,614	52,807	106,802	126,116

Loss before income taxes	(53,936)	16,069	(78,889)	(30,456)
Provision (benefit) for income taxes	1	(6,316)	8	(16,178)

NET LOSS	$(53,937)	$22,385	$(78,897)	$(14,278)

Net loss per share of common stock
Basic	$(0.54)	$0.23	$(0.79)	$(0.17)
Diluted	$(0.54)	$0.22	$(0.79)	$(0.17)

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(78,897)	$(14,278)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	4,832	3,922
Other amortization	25,561	10,655
Provision for loan losses	13,020	18,200
Change in mortgage loans held for sale	2,033,231	(6,986,634)
Fair value adjustment of residual interest	90	7,163
Accretion of residual interest	(7,333)	(1,950)
Compensation charge from stock options and warrants	881	2,896
Net increase in fair value of derivative instruments	16,769	(48,564)
Loss on disposal/impairment of equipment	530	17
Net change in:
Other receivables	17,350	(22,204)
Accrued mortgage loan interest	15,332	(41,253)
Accrued bond interest payable	47	1,607
Prepaid expenses and other assets	(31,022)	(18,274)
Deferred and prepaid tax	29,075	(24,751)
Accounts payable and accrued expenses	38,773	56,166
Income tax payable	—	(16,189)

Net cash provided by / (used in) operating activities	2,078,239	(7,073,471)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(477)	(10,444)
Proceeds from sale of property and equipment	99	—
Principal payments received on loans held for investment	1,441,823	365,034
Residual interest in securitization	(50,185)	—
Cash received from residual interest	19,028	2,227

Net cash provided by / (used in) investing activities	1,410,288	356,817
Cash flows from financing activities:
Net change in warehouse lines of credit	(2,027,739)	2,824,752
Proceeds from issuance of long-term debt	23,276	4,014,793
Principal payments on long-term debt	(1,474,652)	(365,034)
Proceeds from repurchase agreement	46,934	—
Payments of repurchase agreement	—	—
Payments of capital lease obligations	(1,033)	(254)
Restricted cash	18,600	(12,250)
Dividends paid	(18,043)	(64,866)
Reclassification to equity	—	2,243
Proceeds from issuance of common stock	4	359,666

Net cash provided by / (used in) financing activities	(3,432,653)	6,759,050

Net increase in cash and cash equivalents	55,874	42,396
Cash at beginning of the period	46,904	22,023

Cash at end of the period	$102,778	$64,419

Supplemental cash flow information:
Cash used to pay interest	$231,470	$101,469
Cash used to pay income taxes	8	19,473
Supplemental non-cash financing activity:
Fixed assets acquired through capital leases	$—	$920
Transfer of loans held for sale to held for investment	—	4,086,600

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ORGANIZATIONAL AND ACCOUNTING POLICIES

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated financial position of ECC Capital Corporation (the “Company”) as of September 30, 2006 and December 31, 2005 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The results for three and nine months ended September 30, 2006 are not necessarily indicative of the expected results for the year ending December 31, 2006.

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

Sale of assets

On October 10, 2006, the Company announced that it had entered into an agreement (the “Asset Purchase Agreement”) to sell certain operating assets used in its subprime wholesale mortgage banking division to Bear Stearns Residential Mortgage Corporation (“Bear Res”), for approximately $26.0 million in cash and the assumption of certain liabilities by Bear Res.

Under the terms of the Asset Purchase Agreement, Bear Res will acquire the assets of the Company’s subprime wholesale mortgage banking division, including property and equipment, customer lists, intellectual property and information technology systems used by the Company (the “Business”), along with selected whole loans. Bear Res will assume those liabilities that are necessary for it to continue to support the originations generated by the Business, including leases for the Company’s operating centers in Irvine, California, Downers Grove, Illinois and Glen Allen, Virginia. The Company will retain the majority of its core assets, including its residual interest in mortgage-backed securities and the associated servicing rights. ECC Capital will also retain certain obligations arising from its subprime wholesale mortgage banking division, including but not limited to, loan repurchase obligations, remaining leases and personnel related liabilities.

The Company anticipates that the transaction will be completed by the end of 2006, at which time it will effectively exit the mortgage origination business.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Management Operating Plans

During 2005, the Company experienced an operating loss of $64.1 million, largely as a result of an $80.9 million loss in its mortgage banking segment. During the nine months ended September 30, 2006, the Company incurred an operating loss of $78.9 million, primarily as a result of a $101.4 million loss in its mortgage banking segment.

As discussed in Note I, on January 6, 2006 and April 11, 2006, the Company announced reorganizations designed to reduce costs and improve efficiencies. The Company has enhanced its overall liquidity by reducing its inventory of mortgage loans held for sale, entering into borrowing arrangements and carrying back operating losses for tax purposes to obtain refunds of taxes paid in prior years. As of September 30, 2006, the Company has borrowed $60.0 million secured by the Company’s ownership interests in its securitizations and $9.9 million secured by assets in the Company’s executive deferred compensation plan. In addition, during the second and third quarters of 2006 the Company has received $29.1 million in refunds of taxes paid in prior years and received distributions of excess cash flows from its securitizations totaling $44.9 million. As a result, cash balances have increased to $102.8 million as of September 30, 2006.

As a result of its plan to exit the mortgage origination business and assuming completion of such transaction, operating losses should be reduced and the proceeds from the sale of assets discussed above should provide additional operating liquidity. Management believes that current liquidity and expected distributions of excess cash flows from securitizations will be sufficient to sustain future operations. The Company presently expects that it will continue as a real estate investment trust (“REIT”), and that it will make the necessary distributions and satisfy the other qualifying tests to maintain such status.

Realization of these plans is dependent upon the Company completing the sale of certain of its assets to Bear Res and exiting the mortgage origination business. While management believes that the sale transaction will be completed, there can be no assurances that this will occur. If the Company is unable to consummate the transaction and, in such circumstances, is unable to operate profitably and generate positive cash flow, the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities will be affected and the Company’s business, financial condition, liquidity and results of operations could be materially and adversely affected.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due or earlier when any concern exists as to the ultimate collectibility of principal or interest and interest income recognized prior to loans becoming 90 days past due is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. As of September 30, 2006 and December 31, 2005, there were loans with an unpaid principal balance of $193.5 million and $82.6 million on non-accrual status, respectively.

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

In an off-balance sheet securitization, the Company transfers mortgage loans to a Real Estate Mortgage Investment Conduit (the “REMIC” or “Trust”), which is a QSPE, as defined by SFAS 140 and accounts for the transfer as a sale of loans. The Trust, in turn, issues interest bearing asset-backed securities (the “Certificates”). The Certificates are sold without recourse except that the Company provides representations and warranties customary to the mortgage banking industry with respect to loans transferred to the Trust. The Trust uses the cash proceeds from the sale of the Certificates to pay the Company the purchase price for the mortgage loans. The Trust also issues certificates representing interests in the excess interest spread and other residuals. The excess interest spread represents the present value of estimated cash flows that the holder of such Certificates will receive as a result of the interest collected from borrowers exceeding the interest paid to security holders by the Trust. The Company retained the Certificates from securitizations in 2003, 2004, and 2006 representing the excess interest spread and other residuals, referred to as residual interests.

In such transactions, the Company allocates its basis in the mortgage loans and residual interests between the portion of the assets sold through the Certificates and the portion of retained interests based on the relative fair values of those portions on the date of sale. The Company recognizes gains or losses attributable to the changes in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as either available-for-sale or trading securities. At September 30, 2006, the Company had $3,289,000 in residual interests classified as available-for-sale and $50,673,000 in residual interests classified as trading securities. The Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate commensurate with the risks involved. In accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, increases to the fair value of available-for-sale residual interests are recorded as unrealized gains, net of tax, as a component of other comprehensive income, with the yield being adjusted on a prospective basis. Decreases to the fair value, that are considered to be other than temporary, are recorded as a loss against earnings in the period of the change. Changes to the fair value of trading residual interests are recorded through earnings as a component of the gain or loss on trading securities and derivative instruments.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	September 30, 2006		December 31, 2005
Contract	Notional amount	Fair value	Notional amount	Fair value	Term
	(unaudited)
Eurodollar futures	$3,197,000	$2,242	$7,430,000	$(1,032)	Various through March 2010
Eurodollar margin deposits	N/A	N/A	N/A	6,497	N/A
Interest rate swaps	1,349,947	14,846	1,688,582	19,031	Amortizing through February 2010
Interest rate cap	2,760,305	25,091	2,816,892	34,452	Amortizing through February 2008

		$42,179		$58,948

The notional amount of Eurodollar futures contracts is greater than the outstanding balance of items they hedge because there are multiple Eurodollar futures contracts at various maturities covering the same hedged items for different periods. During the nine months ended September 30, 2006, the Company recorded a gain of $15,171,000 related to these derivatives, representing a loss of $9,572,000 in fair value adjustments and settlement receipts of $24,743,000 on the swaps and caps. The Company is required by a counterparty to maintain a margin deposit against the Eurodollar futures. As the counterparty and the Company have a right of offset on the margin deposits against the Eurodollar futures, the net margin deposit of $2,242,000 is included with the carrying value of derivative instruments on the consolidated balance sheets.

Securities Sold Under Agreements to Repurchase

Transactions involving sales of securities under agreements to repurchase are recorded at their contractual amounts plus accrued interest and are accounted for as collateralized financings. As of September 30, 2006 and December 31, 2005, the Company had pledged retained interests from both its on-balance sheet securitizations and off-balance sheet securitizations in order to secure borrowings of $60,008,000 and $13,074,000, respectively. The approximate value of residual interests pledged from off-balance sheet securitizations was $23,928,000 and $0 at September 30, 2006 and December 31, 2005, respectively. The retained interests from on-balance sheet securitizations are not separately identified in the Company’s consolidated financial statements, as the mortgage loans underlying the cash flows remain on the balance sheet. As of September 30, 2006 and December 31, 2005, these borrowings carry a weighted average interest rate of 7.83% and 5.07%, respectively. The Company has guaranteed repayment of these borrowings to the counterparties.

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

Income/Loss Per Share

Basic income/loss per share is computed by dividing losses available to stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes actual shares of common stock outstanding during the period weighted from the date of issuance, less unvested restricted stock. Basic and diluted earnings per share have been calculated based on weighted average shares outstanding of 99,858,000 and 100,577,000 shares for the three months ended September 30, 2006 and 2005 and 99,806,000 and 82,739,000 shares for the nine months ended September 30, 2006 and 2005, respectively, as using the diluted shares outstanding in the calculation would have had an anti-dilutive effect due to the Company incurring a loss.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss per share were calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
	(unaudited)
Basic and diluted income (loss)	$(53,937)	$22,385	$(78,897)	$(14,278)

Weighted average number of shares issued	99,858	98,734	99,806	82,739
Weighted average number of unvested restricted stock	N/A	746	N/A	N/A
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	N/A	1,097	N/A	N/A
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	N/A	N/A	N/A	N/A
Dilutive effect on assumed conversion of preferred stock outstanding	N/A	N/A	N/A	N/A

Diluted shares	99,858	100,577	99,806	82,739

Income (loss) per share:
Basic	$(0.54)	$0.23	$(0.79)	$(0.17)
Diluted	$(0.54)	$0.22	$(0.79)	$(0.17)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not presently believe that the adoption of SFAS 157 will have a material effect on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This evaluation is done through a two-step process, which requires a company (1) to determine whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority and (2) to determine the amount of benefit to recognize in the financial statements. The amount recognized should be the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect, if any, the adoption of FIN 48 may have on its financial statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to the September 30, 2006 presentation.

NOTE B - LOANS HELD FOR SALE

Mortgage loans held for sale at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	Weighted Average Coupon	December 31, 2005	Weighted Average Coupon
	(in thousands)
	(unaudited)
Mortgage loans held for sale	$731,955	8.59%	$2,762,399	8.08%
Net deferred origination costs	3,249		22,549
Lower of cost or market adjustment	(24,012)		(40,525)

Loans, net	$711,192		$2,744,423

Gain (loss) on sale of loans was comprised of the following components for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Net premium from whole-loan sales and securitizations	$21,814	$29,353	$20,533	$56,447
Provision for repurchases	(23,221)	(35)	(39,435)	(2,784)
Non-refundable loan fees, net	(216)	(376)	(1,417)	(641)
Lower of cost or market adjustment for loans held for sale	(3,221)	(20,533)	11,035	(21,950)
Deferred origination costs	(5,801)	(17,808)	(30,362)	(33,747)

Gain (loss) on sale of loans, net	$(10,645)	$(9,399)	$(39,646)	$(2,675)

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - LOANS HELD FOR INVESTMENT

The components of mortgage loans held for investment at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	Weighted Average Coupon	December 31, 2005	Weighted Average Coupon
	(in thousands)
	(unaudited)
Unpaid principal balance of mortgage loans	$2,765,272	7.19%	$4,214,624	7.29%
Net deferred origination costs and discount	29,846		48,301
Allowance for loan losses	(46,352)		(40,862)

Loans, net	$2,748,766		$4,222,063

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the nine months ended September 30, 2006 and 2005:

	For the nine months ended September 30,
	2006	2005
	(in thousands)
	(unaudited)
Beginning balance	$40,862	$—
Additions	13,020	18,200
Charge-offs, net	(7,530)	—

Ending balance	$46,352	$18,200

NOTE D – RESIDUAL INTEREST

The following table summarizes activity in residual interests:

	For the nine months ended September 30,
	2006	2005
	(in thousands)
	(unaudited)
Beginning balance	$14,753	$20,167
Residual interest in securitization	50,185	—
Mark-to-market adjustment	720	(5,447)
Accretion of residual interests	7,586	2,373
Cash received from residual interests	(19,281)	(2,650)

Ending balance	$53,963	$14,443

Cash received from residual interests for the nine months ended September 30, 2006 includes proceeds from the sale of a portion of net interest margin and the distribution of certain securitization reserve balances aggregating $15,242,000 and distributions of excess cash flows totaling $4,038,000. Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s residual interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

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

The Company completed a securitization of approximately $1.1 billion in assets in May 2006. The fair value assigned to the residual interests at the date of securitization was $50,185,000. Key economic assumptions used to measure the residual interest at this date were as follows: prepayment curves that resulted in a weighted average life of 1.88 years; a weighted average static pool loss of 4.29%; a discount rate of 18.00%; and the actual LIBOR forward curve at the time of the securitization. At the date of the securitization, the Company recorded a $1.3 million loss on sale of loans in accordance with SFAS 140.

As of September 30, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table:

	September 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Carrying value/fair value of residual interests	$53,963	$14,753
Assumed weighted average life in years	1.60	0.55
Decline in fair value with 10% adverse change	$1,246	$3,674
Decline in fair value with 20% adverse change	$1,657	$4,757
Assumed cumulative pool losses	3.51%	1.40%
Decline in fair value with 10% adverse change	$5,166	$1,584
Decline in fair value with 20% adverse change	$5,343	$2,791
Assumed discount rate	18.31%	19.49%
Decline in fair value with 10% adverse change	$1,969	$199
Decline in fair value with 20% adverse change	$4,469	$395
Interest rate assumptions	1-month LIBOR	1-month LIBOR
Decline in fair value with 10% adverse change	$851	$983
Decline in fair value with 20% adverse change	$1,956	$1,939

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – WAREHOUSE AND REPURCHASE FACILITIES

The Company has entered into warehouse line of credit, repurchase, and aggregation facilities for the funding of mortgage loans as follows:

		Advanced amount
Maximum warehouse, repurchase, and aggregation facility amount	Wet funding sub-limit	September 30, 2006	December 31, 2005	Maturity date
	(in thousands)
	(unaudited)
$300,000	$90,000	$—	$365,511	May 11, 2007
N/A	N/A	—	252,918	July 19, 2006
N/A	N/A	—	56,034	November 14, 2005
1,000,000	100,000	254,564	400,048	December 13, 2006
600,000	180,000	309,756	735,378	January 31, 2007
N/A	N/A	—	429,761	April 13, 2006
200,000	70,000	112,731	413,081	May 14, 2007
500,000	—	43	55,535	November 27, 2006
N/A	N/A	3,433	—	July 27, 2006

$2,600,000	$440,000	$680,527	$2,708,266

Certain of our current warehouse and repurchase facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documentation. The Company is charged a margin over the London Interbank Offered Rate, or LIBOR, which varies within warehouse lines based on tranches with dry funded loans carrying the lowest rate and non-performing loans carrying the highest rate (a low percentage of loans fall into the non-performing category). The majority of the Company’s fundings are wet loan fundings, which become dry loan fundings once all the documentation has been delivered to the custodian. The interest rate on wet loan fundings is 0 to 112.5 basis points higher than that of dry loan fundings, varying between warehouse lines. The weighted average interest rate on these facilities was 6.08% and 5.16% as of September 30, 2006 and December 31, 2005, respectively. As security for the repayment of the warehousing line, the lenders have taken a security interest in the underlying mortgage loans. In addition, in order to secure one line, the Company is required to maintain certain minimum cash balances, which are classified as restricted cash. The cumulative amount of restricted cash under the minimum balance requirements at September 30, 2006 and December 31, 2005 was $0 and $18,600,000, respectively. As consideration for the warehouse lines, the Company expensed commitment fees of approximately $3,596,000 and $4,571,000 for the three and nine months ended September 30, 2006, respectively, and $663,000 and $2,040,000 for the three and nine months ended September 30, 2005, respectively. Interest on the warehouse lines is calculated on a loan-by-loan basis and depends upon the loan type.

ECC Capital and its subsidiaries, Bravo Credit Corporation and Encore Credit Corp., are jointly and severally liable for all of the obligations under the warehouse and repurchase facilities. ECC Capital, Bravo Credit, and Encore Credit all have the right to borrow the unused portion of the maximum facility amounts and the full amounts of any sub-limits. The assets of ECC Capital secure the borrowings of ECC Capital, Bravo Credit and Encore Credit and the assets of Encore Credit will only secure its own borrowings and a default by ECC Capital, Bravo Credit or Encore Credit would be deemed a default of the others. Each of the warehouse lines requires that the Company meet certain financial covenants including minimum tangible net worth, leverage ratios, minimum liquid assets, minimum cash balances, and positive net income. These warehouse lines may also limit the Company’s ability to pay dividends if it is not in compliance with these covenants. The Company received

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

waivers from all lenders concerning the non-compliance except one lender. As of September 30, 2006, amounts outstanding under the line provided by the lender that had not granted the waiver were $307.7 million. This amount had been reduced to less than $7 million in November 2006. The lender has not declared an event of default as of November 14, 2006 and management is continuing to work to obtain a waiver. If necessary, amounts due under the line can be paid off and non-compliance with the covenants is not expected to have a material effect on the Company’s financial statements or ongoing liquidity.

The Company’s warehouse and repurchase facilities with UBS Real Estate Securities, Merrill Lynch, Residential Mortgage Solutions, and Countrywide Warehouse Lending have expired. All borrowings on these facilities have been repaid as of August 14, 2006. The Company continues to negotiate warehouse and repurchase facilities with lenders to enable the Company to meet its funding needs.

In connection with the Asset Purchase Agreement, the Company, Encore Credit, Bravo Credit and ConquistAmerica, Inc., a majority-owned subsidiary of the Company, entered into an Amended and Restated Master Repurchase Agreement with Bear Stearns Mortgage Capital Corporation (the “Master Repurchase Agreement”), dated as of October 10, 2006, which amends and restates the Master Repurchase Agreement dated November 28, 2005. In accordance with the terms of the Master Repurchase Agreement, the Company, Encore Credit and Bear Stearns Mortgage Capital Corporation agreed to enter into repurchase transactions with respect to all mortgage loans Encore Credit originates on or after October 10, 2006 that meet the standards set forth in the Master Repurchase Agreement. The Master Repurchase Agreement terminates on the earlier of the closing date of the transaction contemplated by the Asset Purchase Agreement or the termination of the Asset Purchase Agreement prior to such contemplated closing date.

NOTE F – LONG-TERM DEBT

As of September 30, 2006, the Company had approximately $2.7 billion in outstanding bonds remaining from the four securitizations of mortgage loans completed during 2005. The Company effected the transactions by transferring mortgage loans to a bankruptcy-remote entity, which, in turn, transferred the loans to a trust. The trust sold various classes of mortgage-backed securities, or bonds, with an original face value of $5.0 billion to third parties. The mortgage-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. The interest rate on the securities resets monthly and is based upon one-month LIBOR. The weighted average interest rate payable on the Company’s long-term debt at September 30, 2006 was 5.73%. As principal payments on the underlying mortgages are paid through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds the Company estimates that the bonds will be fully repaid by 2009. The security classes have weighted average lives ranging from one to three years.

As of September 30, 2006 and December 31, 2005, the balance of long-term debt comprised the following:

	September 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Securitized bonds	$2,722,900	$4,164,727
Discount on bonds	(8,021)	(717)
Accrued interest on securitized bonds	2,164	2,117

Total financing on mortgage loans held for investment	$2,717,043	$4,166,127

Costs associated with issuing long-term debt are capitalized and amortized as a component of interest expense over the estimated term of the debt, expecting that the debt will be paid fully from the cash flows from the underlying collateral. The balance of deferred bond issue costs at September 30, 2006 and 2005, net of accumulated amortization, was $7,069,000 and $10,171,000, respectively, and is included in prepaid expenses and other assets.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK-BASED COMPENSATION

Stock option activity during the nine months ended September 30, 2006 was as follows:

	Number of shares	Weighted average exercise price
	(unaudited)
Balance at December 31, 2005	3,803,336	$3.76
Granted	490,000	1.50
Exercised	(10,689)	0.43
Canceled	(403,885)	5.63

Balance at September 30, 2006	3,878,762	$3.29

All options granted during 2006 were granted with an exercise price equal to the fair market value of the stock on the date of grant. The assumptions utilized in valuing the grants of options during the three and nine months ended September 30, 2006 were: dividend yield of 11%; expected volatility of 46%; risk-free interest rate at the date of grant of 5.05%; and expected life of 6.5 years.

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

During the three and nine months ended September 30, 2006, the Company included $0.3 million and $0.9 million, respectively, in stock based compensation expense in the consolidated statements of operations. Based on current stock options outstanding, the Company expects to incur expenses of approximately $2.2 million over the next five years.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, recognition of compensation cost was not required for most of the Company’s stock options. However, pro forma disclosures of the effects of recognizing compensation cost under the SFAS 123 fair value method were required. As previously reported for the three and nine months ended September 30, 2005, stock option compensation expense and its effect on income and earnings per share if the Company had applied SFAS 123 is as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(in thousands, except per share data)
	(unaudited)
Net income (loss):
As reported	$22,385	$(14,278)
Compensation expense	(105)	(236)

Pro forma	$22,280	$(14,514)

Income (loss) per share:
Basic, as reported	$0.23	$(0.17)
Basic, pro forma	$0.23	$(0.18)
Diluted, as reported	$0.22	$(0.17)
Diluted, pro forma	$0.22	$(0.18)

The assumptions utilized in valuing the grants of options during the three and nine months ended September 30, 2005 were: dividend yield of 10%; expected volatility of 45%; risk-free interest rate at the date of grant, which ranged from 3.85% to 4.31%; and expected life of 4.5 years.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary financial data by segment as of September 30, 2006 and the three months then ended follows:

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
	(in thousands)
	(unaudited)
Net interest income	$3,864	$2,240	$2,427	$8,531
Gain (loss) on sale of loans, net	—	(11,800)	1,155	(10,645)
Provision for loan losses	1,500	—	—	1,500
Gain on trading securities and derivative instruments	(11,437)	(10,271)	—	(21,708)
Income before equity income (loss) of subsidiaries	(14,982)	(42,594)	3,639	(53,937)
Equity in income (loss) of subsidiaries	(42,535)	—	42,535	—
Net income (loss)	(57,517)	(42,594)	46,174	(53,937)
Total assets	$3,028,982	$778,687	$(41,444)	$3,766,225

Summary financial data by segment as of September 30, 2006 and the nine months then ended follows:

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
	(in thousands)
	(unaudited)
Net interest income	$25,621	$28,333	$11,454	$65,408
Gain (loss) on sale of loans, net	—	(38,612)	(1,034)	(39,646)
Provision for loan losses	13,020	—	—	13,020
Gain on trading securities and derivative instruments	14,915	256	—	15,171
Income before equity income (loss) of subsidiaries	12,068	(101,375)	10,410	(78,897)
Equity in income (loss) of subsidiaries	(101,385)	—	101,385	—
Net income (loss)	(89,317)	(101,375)	111,795	(78,897)
Total assets	$3,028,982	$778,687	$(41,444)	$3,766,225

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary financial data by segment as of September 30, 2005 and the three months then ended follows:

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
	(in thousands)
	(unaudited)
Net interest income	$25,945	$17,624	$4,506	$48,075
Gain (loss) on sale of loans, net	1	(2,615)	(6,785)	(9,399)
Provision for loan losses	12,190	—	—	12,190
Gain on trading securities and derivative instruments	17,305	19,705	—	37,010
Income before equity income (loss) of subsidiaries	21,136	(7,647)	8,896	22,385
Equity in income (loss) of subsidiaries	5,586	—	(5,586)	—
Net income (loss)	26,722	(7,647)	3,310	22,385
Total assets	$4,075,420	$3,809,892	$(73,506)	$7,811,806

Summary financial data by segment as of September 30, 2005 and the nine months then ended follows:

	Portfolio	Mortgage Banking	Intercompany Eliminations*	Consolidated
	(in thousands)
	(unaudited)
Net interest income	$52,653	$28,870	$7,703	$89,226
Gain (loss) on sale of loans, net	1	37,903	(40,579)	(2,675)
Provision for loan losses	18,200	—	—	18,200
Gain on trading securities and derivative instruments	4,266	17,658	5	21,929
Income before equity income (loss) of subsidiaries	491	(22,219)	7,450	(14,278)
Equity in income (loss) of subsidiaries	20,158	—	(20,158)	—
Net income (loss)	20,649	(22,219)	(12,708)	(14,278)
Total assets	$4,075,420	$3,809,892	$(73,506)	$7,811,806

*	The Company amortizes its deferred bond issuance costs, including the intercompany premium paid to originate the loans, as a reduction to interest income. The amortization of inter-company premium is eliminated during consolidation. In addition, Encore Credit records the intercompany transfer of loans as a sale and these inter-company gains have been eliminated during consolidation. Other eliminations relate to the elimination of the Company’s equity interest in its majority and wholly owned subsidiaries, as the assets, liabilities, and income of these subsidiaries are included in the consolidated financial statements.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although estimates are subject to change as additional information becomes available, the Company recorded the following restructuring activity during the nine months ended September 30, 2006:

	Restructuring Accrual at December 31, 2005	Additions to Restructuring Accrual	Charges Against Restructuring Accrual	Restructuring Accrual at September 30, 2006
	(in thousands)
	(unaudited)
Employee costs	$—	$2,501	$(2,501)	$—
Lease termination costs	—	6,561	(2,461)	4,100
Fixed asset write offs	—	66	(66)	—

	$—	$9,128	$(5,028)	$4,100

The Company recorded an impairment charge of $66,000 during the nine months ended September 30, 2006, as the Company does not expect to receive any future benefit from the assets previously utilized at Bravo Credit’s office in Glen Allen, which was closed in March 2006. Lease termination costs of $6,561,000 were recorded during the nine months ended September 30, 2006, as the “cease-use dates” associated with the related facilities occurred during this period. Employee termination costs of $2,501,000 were recorded during the nine months ended September 30, 2006, in connection with the January and April workforce reductions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005. The following discussion and analysis discusses our financial condition and results of our operations on a consolidated basis, unless otherwise indicated. Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

Proposed sale of mortgage banking business

On October 10, 2006, we announced that we had entered into an Asset Purchase Agreement to sell certain operating assets used in our subprime wholesale mortgage banking division to Bear Stearns Residential Mortgage Corporation (Bear Res), an affiliate of Bear Stearns & Co. (Bear Stearns), for approximately $26 million in cash and Bear Res’ assumption of certain lease liabilities. We will retain other obligations arising from our subprime wholesale mortgage banking division, including but not limited to, loan repurchase obligations, remaining leases and personnel related liabilities. Upon completion of the transaction, which is expected to close by the end of 2006, Bear Res will have acquired our subprime wholesale mortgage origination business and intends to continue to operate it under the Encore Credit name.

Following the consummation of the transaction with Bear Res, we will effectively exit the subprime wholesale mortgage origination business but will retain the majority of our core assets, including our residual interests in mortgage-backed securities and associated servicing rights. We are continuing to explore strategic alternatives with respect to maximizing the value of these remaining assets.

General

For the three months ended September 30, 2006, we reported a net loss of $53.9 million, bringing our net loss for the nine months ended September 30, 2006 to $78.9 million. We reported net income of $22.4 million for the three months ended September 30, 2005 and incurred a net loss of $14.3 million for the nine months then ended. The increase in losses in 2006 reflects a number of factors including the following:

•	Net interest income has declined reflecting (i) a significant decline in levels of interest earning assets as we have experienced declining loan production due to increases in mortgage interest rates and market competition, as well as declining demand for mortgage loans, (ii) higher borrowing costs, in particular with respect to the securitizations within the portfolio investment segment where borrowing costs adjust monthly and most of the segment’s adjustable rate mortgage loans have not reached scheduled interest rate reset dates and (iii) additional interest expense associated with the amortization of commitment fees paid to extend certain lending arrangements .

•	We continued to experience higher levels of repurchase claims generally relating to early payment defaults on mortgage loans for which the borrower has missed the first payment due to the purchaser of the loan. During the three and nine months ended September 30, 2006, we accrued $23.2 million and $39.4 million, respectively, for losses expected to be ultimately realized on loans subject to repurchase claims. These provisions reduced gain on sale for the three and nine months ended September 30, 2006.

•	During the three months ended September 30, 2006, interest rates along the forward curve declined resulting in a decline in the aggregate value of our derivative financial instruments.

•	Operating expenses have declined as a result of the decline in production volume and our cost containment initiatives offsetting the negative impact of the preceding items.

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

Gain or Loss on Sale of Loans

We recognize a gain or loss on the sale of our loans we sell through whole loan sales. Gains or losses resulting from these sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. As part of the sale of a mortgage loan, we sell the servicing rights. The purchasing company pays us a service release premium for that right. This premium is included in “gain (loss) on sale of loans” in the accompanying consolidated statements of operations.

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

Allowance for Repurchase Losses

The terms of our loan sale agreements generally require us to repurchase loans where it has been determined that representations and warranties made by us at the time of sale have been breached or loans for which the borrower has missed the first payment due to the purchaser of the loan. We will generally resell repurchased loans to other investors, but at a discount to par or we will make a separate payment to investors to settle claims. We establish an allowance for such losses based upon our evaluation of historical experience with respect to the principal, premium, interest losses and other costs, if any, expected to occur in the fulfillment of our repurchase obligations. Losses incurred on mortgage loans that we have sold and subsequently repurchased are charged to the allowance for repurchase losses.

Fair Value of Residual Interests in Loan Securitizations

In securitizations completed during 2003, 2004 and 2006, we conveyed loans that we originated to a special purpose entity (such as a trust), or to a third party that subsequently sold the loans to a special purpose entity, in exchange for cash proceeds and a residual interest in the trust. The cash proceeds were raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. Pursuant to FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, and its predecessor accounting pronouncements, we recorded gain or loss on sales of loans, equal to the difference between the portion sold and any retained interests, herein referred to as residual interests, based on their relative fair values at the date of transfer and our basis in the loans. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the projected interest earned on each pool of securitized loans over the sum of the interest paid to investors, the contractual servicing fee, an estimate for credit losses and other ongoing costs of the securitization. Each agreement that we have entered into in connection with these securitizations requires the over-collateralization of the trust that may initially be funded by cash or an excess of loans deposited into the trust. The amount and timing of the cash flows expected to be released from the securitization trusts consider the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

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

Income taxes

We currently intend to elect to be taxed as a REIT for federal income tax purposes. In order to meet the requirements for us to qualify as a REIT, we continue to conduct all of our loan originations and sales through Encore Credit. As a result of our joint election, Encore Credit is treated as our taxable REIT subsidiary, or TRS. The origination and purchase of the loans we sell in whole loan sales are funded by Encore Credit. The origination and purchase of the loans we retain for our portfolio are funded by Encore Credit and subsequently transferred to us (ECC Capital). To the extent that we purchase mortgage loans from Encore Credit in this manner, we are required to purchase those loans at fair market value.

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

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire. During 2005 and 2006, our TRSs had operating losses. We can utilize the net operating loss of our TRSs to offset taxable income from prior years and carry forward the operating loss to offset future taxable income.

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

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005 and nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Interest Income. Components of interest income are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)
Loans held for investment
Coupon interest	$52,241	$67,052	$178,885	$126,552
Premium amortization	(4,193)	(6,135)	(18,454)	(10,579)
Prepayment penalties	6,989	4,830	23,664	5,896

Total	55,037	65,747	184,095	121,869

Loans held for sale
Coupon interest	21,591	48,435	103,874	77,743
Prepayment penalties	336	453	1,473	545

Total	21,927	48,888	105,347	78,288

Residual accretion	3,488	859	7,586	2,373
Investment interest income	962	258	1,566	1,308

Total interest income	$81,414	$115,752	$298,594	$203,838

Interest income declined 29.7% to $81.4 million for the three months ended September 30, 2006 from $115.8 million for the three months ended September 30, 2005. Interest income from the held for investment portfolio declined as a result of declining principal balances within the portfolio due to early prepayments and scheduled principal payments. The decline in premium amortization for the comparable three month periods reflects similar factors. Prepayment penalties have increased due to normal seasoning of the portfolio.

Interest income from the held for sale portfolio declined significantly as year-to-year average loan balances declined. Unpaid loan principal balances as of September 30, 2005 totaled $3.8 billion, but had declined to $711.2 million as of September 30, 2006.

Interest income increased 46.5% to $298.6 million for the nine months ended September 30, 2006 from $203.8 million for the nine months ended September 30, 2005. Coupon interest income in the held for investment portfolio increased due to higher average balances for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. We completed securitizations and transferred loans to the held for investment category in March 2005, May 2005, August 2005 and November 2005. Although the aggregate principal balance of loans held for investment declined through 2006, average outstanding balances for the nine months ended September 30, 2006 exceeded average outstanding balances for the comparable period in 2005 resulting in an increase in interest income. Higher premium amortization for the comparable nine month periods reflects similar factors. Prepayment penalties have increased due to normal seasoning of the portfolio and the noted increase in average balances.

Interest income from the held for sale portfolio for the nine months ended September 30, 2006 also increased as compared to the comparable period in 2005, reflecting slightly higher average outstanding principal balances and increases in the weighted average coupon charged to borrowers. The loans held for sale portfolio grew significantly during 2005 as production increased and we retained inventory for securitization. Production in 2006 has declined, reflecting higher interest rates and market conditions, as well as declining demand for mortgage loans. During the nine months ended September 30, 2006, we completed only one securitization and has sold remaining inventory to third parties to reduce cash invested in inventory. As a result, inventory balances declined significantly in the late second and late third quarters of 2006; however, average outstanding balances for the nine months ended September 30, 2006 were slightly higher than the comparable period in 2005.

Total loan production for the nine months ended September 30, 2006 was $4.6 billion at a weighted average coupon of 8.34% as compared to loan production for the nine months ended September 30, 2005 of $9.8 billion at a weighted average coupon of 7.27%. Total loan production for the three months ended September 30, 2006 was $1.3 billion at a weighted average coupon of 8.53% as compared to loan production for the three months ended September 30, 2005 of $4.4 billion at a weighted average coupon on 7.29%.

Residual accretion reflects interest income accrued on our retained interests in our securitizations. The increase for the three and nine month periods ended September 30, 2006 as compared to the comparable periods in 2005 reflects additional retained interests arising from a securitization of mortgage loans during the second quarter of 2006 as well as an increase in projected cash flows from older residuals. The increase in investment interest income reflects higher cash balances.

Interest Expense. Components of interest expense are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)
Bond interest	$44,142	$30,750	$139,290	$50,068
Amortization of bond discount and deferred bond issuance costs	1,856	1,089	5,675	2,515

	45,998	31,839	144,965	52,583
Warehouse interest	17,846	35,070	75,474	59,697
Other interest expense
Securities sold under agreements to repurchase	1,364	—	2,832	39
Amortization of commitment fees	7,625	663	9,721	2,040
Interest expense on capital leases	50	105	194	253

	$72,883	$67,677	$233,186	$114,612

Interest expense increased 7.7% to $72.9 million for the three months ended September 30, 2006 from $67.7 million for the three months ended September 30, 2005. Interest expense increased 103.5% to $233.2 million for the nine months ended September 30, 2006 from $114.6 million for the nine months ended September 30, 2005.

The significant increase in our interest expense resulted from the substantial increase in the bond interest we incurred on our long-term securitized debt. Our long-term securitized debt is indexed to one-month LIBOR. While average bond balances for the three months ended September 30, 2006 declined as compared to the three months ended September 30, 2005 (consistent with the mortgage loan balances securing the bonds as discussed above in “Interest Income”), one-month LIBOR increased from 3.34% as of June 30, 2005 to 5.32% as of September 30, 2006. The impact on bond interest expense of the increase in LIBOR more than offset the effect of lower average balances. For the nine months ended September 30, 2006, bond interest increased even more significantly as increasing interest rates were applied to overall higher average balances as compared to the nine months ended September 30, 2005. Interest rates on our portfolio of mortgage loans held for investment are also indexed to one-month LIBOR, but interest rates are generally fixed for the first two or three years of the loan. Loans within our portfolio of mortgage loans held for investment have not yet reached the point at which the coupon will reset. This has resulted in a significant decline in net interest income from our portfolio of mortgage loans held for investment. As discussed at “Gain or Loss on Trading Securities and Derivative Instruments”, we utilize derivative financial instruments to hedge the risk of changes in interest rates and during the three and nine months ended September 30, 2006 received payments from interest rate contracts totaling $11.1 million and $24.7 million which offset this decline in net interest income.

Warehouse interest relates to borrowings under our warehouse credit agreements, which finance the portfolio of loans held for sale. Interest rates under our warehouse agreements are also tied to one-month LIBOR. Because we are able to increase rates on newly originated mortgage loans as our cost of borrowings increases, net interest income on our portfolio of mortgage loans held for sale is not impacted as much by the same factors impacting the held for investment portfolio. Changes in warehouse interest for the three and nine months ended September 30, 2006 as compared to the comparable periods in 2005 reflect the same factors as those affecting coupon interest on the held for sale portfolio for the same periods.

Interest expense on securities sold under agreements to repurchase relates to borrowings against our residual interests in securitization and our net equity in consolidated securitization trusts that own mortgage loans held for investment. We had no significant borrowings under such lending arrangements in the prior year. Amortization of commitment fees increased due principally to commitment fees paid during the second quarter of 2006 to extend certain lending arrangements.

Provision for Loan Losses. The provision for loan losses on loans held for investment declined to $1.5 million for the three months ended September 30, 2006 from $12.2 million for the three months ended September 30, 2005. The provision for loan losses on loans held for investment decreased 28.5% to $13.0 million for the nine months ended September 30, 2006 from $18.2 million for the nine months ended September 30, 2005. The allowance for loan losses increased throughout 2005 and into 2006 as our portfolio of loans held for investment grew. Through September 30, 2006, our loss experience to date has been less than expected. Loss experience to date has been minimal due principally to lower than expected loss severity, reflecting housing price appreciation in recent years. Although many markets are beginning to see declines in housing prices and it is reasonable to expect loss severity to increase, management has factored these considerations into its estimate of loan losses.

Quarterly delinquency trends for 2006 are as follows (dollars in thousands):

	September 30, 2006		June 30, 2006		March 31, 2006
Aging	Loan balance	Percentage of total	Loan balance	Percentage of total	Loan balance	Percentage of total
	(unaudited)		(unaudited)		(unaudited)
Current	$2,487,789	90.0%	$2,977,498	92.1%	$3,532,583	94.1%
30 - 59 days past due	91,514	3.3%	84,016	2.6%	75,389	2.0%
60 - 89 days past due	42,521	1.5%	36,591	1.1%	33,990	0.9%
90 - 119 days past due	33,623	1.2%	35,353	1.1%	26,832	0.7%
120 - 149 days past due	25,988	0.9%	18,236	0.6%	22,005	0.6%
150 - 179 days past due	13,474	0.5%	14,801	0.5%	19,070	0.5%
180 + days past due	70,363	2.6%	66,426	2.0%	45,348	1.2%

	$2,765,272		$3,232,921		$3,755,217

Bankruptcy/foreclosure	$161,187	5.8%	$134,405	4.2%	$86,501	2.3%

Although delinquencies have increased, such increases are consistent with the normal, expected seasoning of the portfolio. As a result of these factors, we have moderated the rate at which we are providing for loan losses through September 30, 2006 and management believes the reserve balance as of September 30, 2006 reflects the best estimate of losses incurred as of that date.

Gain or Loss on Sale of Loans, Net. We sold approximately $5.5 billion in loans through whole loan sale transactions at a weighted average price of 100.46% during the nine months ended September 30, 2006 as compared to $2.8 billion at a weighted average price of 102.04% for the nine months ended September 30, 2005. The increase in the volume of loan sales during the first nine months of 2006 as compared to the first nine months of 2005 is mainly attributable to our conversion to REIT status in the beginning of 2005 and holding loans during that period to build our portfolio of loans held for investment. We completed our last securitization of loans held for investment in November 2005 and, as a result, began selling a higher percentage of our loan production.

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

Although we have experienced some improvement in our sales execution through the first nine months of 2006, secondary market pricing on whole loan sales still has not recovered to levels we experienced through the first half of 2005. In addition, discount sales have increased reflecting efforts to dispose of aged and repurchased inventory reducing our overall execution. During the second quarter we completed a $1.1 billion securitization of aged inventory, which was accounted for as a sale in accordance with SFAS 140. Our execution on this transaction resulted in a price of 99.9%.

The following table summarizes whole loan sales for the periods indicated (excludes securitizations):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Whole-loan sales at a:
Premium	$1,977,121	$1,575,954	$4,924,027	$2,745,292
Discount	81,038	23,892	615,240	59,522

Total whole-loan sales	$2,058,159	$1,599,846	$5,539,267	$2,804,814

Weighted average price for:
All sales	101.12%	101.85%	100.46%	102.04%
Premium sales	101.56%	101.88%	101.31%	102.14%
Discount sales	90.51%	99.25%	93.65%	97.57%

Premium whole loan sales are sales to investors at prices above par. Conversely, discount sales are sales of loans at prices below par. Discounted sales are generally a result of incomplete documentation or the rejection of the whole loans by a premium whole loan buyer because of certain characteristics, or loans repurchased from investors and subsequently resold. Our weighted average sales price decreased by 158 basis points to 100.46% for the nine months ended September 30, 2006 from 102.04% for the nine months ended September 30, 2005. We believe this decrease was a result of unfavorable pricing on our loans as a result of the factors noted above.

The following table represents the components of gain or loss on sales recorded each period:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Net premium (discount) from whole-loan sales and securitizations	$21,814	$29,353	$20,533	$56,447
Provision for repurchases	(23,221)	(35)	(39,435)	(2,784)
Non-refundable loan fees, net	(216)	(376)	(1,417)	(641)
Lower of cost or market adjustment for loans held for sale	(3,221)	(20,533)	11,035	(21,950)
Deferred origination costs	(5,801)	(17,808)	(30,362)	(33,747)

Gain (loss) on sale of loans, net	$(10,645)	$(9,399)	$(39,646)	$(2,675)

Our practice is to record, at the date of the sale, a provision for estimated repurchase losses attributable to principal, premium, interest and other costs of loans repurchased based upon our historical experience of the amount of sales that ultimately require repurchase. The obligations to repurchase loans and to reimburse the investor for any premiums paid on loans attributable to early payment are contractual obligations and require management to estimate such amounts at the time of sale. The provision for losses anticipated on the disposition of loans expected to be repurchased is recorded as part of the provision for repurchases and charged to gain or loss on sale of loans. The provisions can vary from year to year depending on the contractual obligations and loan performance. Our provision for repurchase losses increased to $23.2 million for the three months ended September 30, 2006 from $35,000 for the three months ended September 30, 2005. Our provision for repurchase losses increased to $39.4 million for the nine months ended September 30, 2006 from $2.8 million for the nine months ended September 30, 2005. The increase in the provision for repurchase losses in 2006 is the result of higher repurchase claims from whole loan sale investors and increases in the amount of loan sales. Following the sale of our mortgage banking operations to Bear Res, we will remain obligated to repurchase loans in fulfillment of early payment default and representation and warranty claims related to loans we sold to investors prior to the close of the transaction with Bear Res. The reserve for losses arising on repurchase claims is $33.2 million at September 30, 2006. Management believes the reserve for losses it may incur in disposing of these claims is adequate to provide for anticipated losses; however, the amount of future claims and losses is largely dependent on market conditions and the performance of our loans. As a result, the amount of future losses relating to our repurchase obligations may differ from the amount recorded as of September 30, 2006.

Loan origination fees, as well as discount points and certain direct origination costs, are initially capitalized and recorded as an adjustment to our cost of the loan, which is reflected in the gain or loss on sale we record when the loan is sold. Deferred origination costs decreased 67.4% to $5.8 million for the three months ended September 30, 2006 from $17.8 million for the three months ended September 30, 2005, primarily due to decreased yield spread premiums paid to brokers and an increase in fees collected from borrowers, primarily through our remaining retail channels. Deferred origination costs declined 10.0% to $30.4 million for the nine months ended September 30, 2006 from $33.7 million for the nine months ended September 30, 2005, for the same reasons.

The lower of cost or market adjustments recorded for the three and nine months ended September 30, 2005 reflect the previously discussed deterioration in whole loan pricing we began to experience in the second half of 2005. As we sold inventory during 2006 against which we had provided a lower of cost or market valuation adjustment, the valuation adjustment related to loans sold was reversed offsetting the discount recorded on execution and included in Net premium (discount) from whole loan sales and securitizations. As of September 30, 2006, we have recorded a lower of cost or market valuation adjustment against our held for sale portfolio of $24.0 million.

Gain or Loss on Trading Securities and Derivative Instruments. The net gain or loss on trading securities and derivative instruments comprise the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Residual mark-to-market gain (loss)	$1,163	$(2,551)	$(327)	$(7,546)
Derivative gains (losses):
Eurodollar futures	(6,227)	22,606	4,301	22,286
Interest rate agreements	(27,762)	19,805	(13,546)	13,790
Net receipts (payments) under interest rate agreements	11,118	(2,850)	24,743	(6,601)

	$(21,708)	$37,010	$15,171	$21,929

We use Eurodollar futures contracts, interest rate caps, and interest rate swaps to economically hedge our residual interests in securitizations, loan pipeline, loans held for sale, and loans held for investment. Due to rising interest rates, these derivative instruments increased in value during the first half of 2006. In addition, we were required to make net swap payments during the first half of 2005 due to the fixed contract interest rate being higher than the floating market interest rate. Due to increases in LIBOR, we received net swap payments during the three and nine months ended September 30, 2006 and the payments we receive on our interest rate cap contracts have increased. During the three months ended September 30, 2006, interest rates declined and as a result the value of our derivative financial instruments declined resulting in losses.

The residual interests in securitizations represent the present value of the excess of estimated future cash flows received from borrowers on mortgage loans sold into securitization trusts over the cash flows passed through to the related asset-backed securities. We acquired residual interests in off-balance sheet securitization transactions completed in 2003 and 2004. We also acquired $50.2 million in residual interest from our off-balance sheet securitization, which closed in May 2006. A summary of the fair values of these residual interests is as follows (in thousands):

	Value as of
	September 30, 2006	December 31, 2005
	(unaudited)
SASCO ECC 2003-1	$3,289	$1,464
CWABS ECC 2004-1	8,474	4,837
CWABS ECC 2004-2	12,165	8,452
Bravo Mortgage Asset Trust 2006-1	30,035	—

Total	$53,963	$14,753

Personnel. Personnel expenses decreased 53.4% to $12.3 million for the three months ended September 30, 2006 from $26.4 million for the three months ended September 30, 2005. Personnel expenses decreased 27.8% to $44.3 million for the nine months ended September 30, 2006 from $61.4 million for the nine months ended September 30, 2005. During 2005, we increased production and administrative staffing in order to accommodate the higher origination volume we experienced in 2005. During January and April 2006, we announced two workforce reductions which, along with natural attrition, have resulted in a reduction in workforce of approximately 900 employees. We began seeing the cost savings of these workforce reductions during the second quarter of 2006 as we were in the process of implementing these initiatives during the first half of the year. Total staffing was 1,667 employees at December 31, 2005, which has been reduced to 740 employees at September 30, 2006.

Production and Marketing. Production and marketing expenses decreased 51.1% to $3.7 million for the three months ended September 30, 2006 from $7.6 million for the three months ended September 30, 2005. Production and marketing expenses decreased 38.0% to $9.9 million for the nine months ended September 30, 2006 from $16.0 million for the nine months ended September 30, 2005. The decrease was largely due to decreased purchases of internet leads by our retail operations and decreased loan production expenses associated with loans that did not close.

Servicing Fees. Servicing fees paid by us decreased 30.6% to $2.6 million for the three months ended September 30, 2006 from $3.8 million for the three months ended September 30, 2005. The decrease in servicing fees is consistent with the decrease in the aggregate loan portfolio for the three months ended September 30, 2006 as compared to the comparable period for 2005. Servicing fees increased 6.5% to $10.2 million for the nine months ended September 30, 2006 from $9.6 million for the nine months ended September 30, 2005. As previously noted, average loan balances for the nine months ended September 30, 2006 increased as compared to the nine months ended September 30, 2005. Accordingly, servicing fees for the nine months ended September 30, 2006 increased as compared to the comparable period for 2005.

Occupancy Expense. Occupancy expense decreased 35.2% to $1.8 million for the three months ended September 30, 2006 from $2.8 million for the three months ended September 30, 2005. Occupancy expense decreased 17.3% to $5.7 million for the nine months ended September 30, 2006 from $6.8 million for the nine months ended September 30, 2005. The decreases are primarily due to closing several of our branches as part of our reorganization announced during the first quarter of 2006.

Severance and Lease Termination Costs. Severance and lease termination costs related to our January and April reorganizations and staff reductions were $9.1 million for the nine months ended September 30, 2006. We incurred no similar costs during the three months ended September 30, 2006 and three and nine months ended September 30, 2005.

General and Administrative. General and administrative expenses decreased 33.4% to $8.1 million for the three months ended September 30, 2006 from $12.2 million for the three months ended September 30, 2005. General and administrative expenses decreased 14.6% to $27.6 million for the nine months ended September 30, 2006 from $32.3 million for the nine months ended September 30, 2005. The decrease is due to decreases in all areas including office supplies, forms and printing, telephone, courier, temporary employees, and employment agency fees. The more significant decrease in general and administrative expenses of 33.4% for the three months ended September 30, 2006 over the corresponding period of 2005 as compared to 14.6% for the nine months ended September 30, 2006 over the corresponding period of 2005 is mainly attributable to expenses increasing during the first quarter of 2006 and then decreasing in the second quarter after we implemented our cost savings initiatives.

Benefit / Provision for Income Taxes. We had income tax expense of $1,000 for the three months ended September 30, 2006 as compared to a benefit for income taxes of $6.3 million for the three months ended September 30, 2005. We had income tax expense of $8,000 for the nine months ended September 30, 2006 as compared to a benefit for income taxes of $16.2 million for the nine months ended September 30, 2005. The expense for the three and nine months ended September 30, 2006 relates to minimum state tax payments we were required to make. During 2005 and into 2006, we experienced consolidated losses due to operating losses at our taxable REIT subsidiaries. The operating losses of the taxable REIT subsidiaries during 2005 have been carried back to recover approximately $29.1 million in taxes paid in prior years ($27.1 million of which was received in July 2006). The remaining net operating loss from 2005 and operating losses from the first half of 2006 resulted in a deferred tax asset of approximately $85.0 million, which has been fully reserved for at September 30, 2006. We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In view of continuing operating losses at our taxable REIT subsidiaries, we do not believe we will realize any benefit from net operating loss carryforwards and deductible temporary differences and have fully reserved the related deferred tax asset.

Off-Balance Sheet Arrangements

We are party to transactions that have off-balance sheet components. In connection with off-balance sheet securitization transactions, there were loans remaining in off-balance sheet trusts as of September 30, 2006 with scheduled principal balances aggregating $1.2 billion. The trusts have issued securities or bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors, or the trusts, generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for breaches of standard representations and warranties.

We have retained certain residual interests in the securitization trusts. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

Liquidity and Capital Resources

Our liquidity and capital resources for the three and nine month periods ending September 30, 2006 have been impacted by three principal operational sources of cash flow:

(i)	Net interest spread on our loans – We receive interest income on loans we hold for sale and pay interest on the warehouse facilities used to finance the funding of these loans. Net interest spread is the difference between these two amounts.

(ii)	Cash flows from our securitizations – In a securitization we transfer loans to a trust that issues long term debt or bonds collateralized by the loans. The trust collects the principal and interest on the loans and passes through all principal collected to bondholders. Interest is paid to holders of the debt based upon the stated rate associated with the class of debt. The positive difference between the interest collected on the loans and interest paid to the bondholders and ongoing expenses of the trust is excess cash flow.

(iii)	Sale of loans – We sell loans to third parties for cash. The proceeds from the sale are used to repay any warehouse financing. Any excess proceeds generate incremental cash flow to us. It is through the receipt of these cash flows that we expect to recover our investment in loans held for sale (to the extent that such loans are not transferred into securitizations). For the three and nine month periods ending September 30, 2006, we have incurred significant net losses on the sale of loans.

Factors that could affect our future ability to complete securitizations include the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage – backed securities market specifically, the performance of our portfolio of securitized loans and our ability to obtain credit enhancement.

Sale of assets to Bear Stearns – Interim liquidity considerations

As part of the Asset Purchase Agreement, we entered into an Amended and Restated Master Repurchase Agreement with Bear Stearns Mortgage Capital Corporation (the “Amended and Restated Master Repurchase Agreement”), dated as of October 10, 2006. In accordance with the terms of the Amended and Restated Master Repurchase Agreement, ECC Capital, Encore Credit and Bear Stearns Mortgage Capital Corporation agreed to enter into repurchase transactions with respect to all mortgage loans Encore Credit originates on or after October 10, 2006 that meet the standards set forth in the Amended and Restated Master Repurchase Agreement. The Amended and Restated Master Repurchase Agreement terminates on the earlier of the closing date of the transaction contemplated by the Asset Purchase Agreement or the termination of the Asset Purchase Agreement prior to such contemplated closing date.

Under the Amended and Restated Master Repurchase Agreement, Bear Stearns will finance new production at par plus yield spread paid to brokers. Interest on borrowings is payable to Bear Stearns at a rate that is effectively the same as weighted average coupon on the loans funded. The Asset Purchase Agreement permits generally an affiliate of Bear Stearns to acquire all of our loan production for securitization by Bear Stearns. Bear Stearns will purchase our loan production for the net execution realized in securitization transactions, net of transaction costs, including a .25% underwriting fee, and a .25% pricing discount. While we will provide representations and warranties with respect to compliance with applicable laws and regulation to Bear Stearns in connection with the sale of loans, we will not be required to repurchase loans due to early payment default or other breaches of representations and warranties.

We expect to close the sale of certain assets to Bear Stearns and exit the mortgage origination business by the end of 2006. From the date of the Asset Purchase Agreement, we do not expect that we will be required to utilize any significant liquidity to originate new loans. Although we do not expect to receive any significant interest income on loan inventory financed by Bear Stearns, we also do not expect to pay any interest expense. We will receive cash flow at the time that Bear Stearns sells our loan production we fund, generally in the month following the origination of the production. From the date of the Asset Purchase Agreement through the date of close, we expect that we will incur reduced operating costs due to the simplification of operations during this interim period and the continued reduction of personnel. As a result of the arrangements with Bear Stearns and its affiliate to finance and acquire our loan production during this interim period, and the expected lower operating costs, we expect that the cash requirements of funding the operating losses of our mortgage banking operations through the fourth quarter of 2006 will be significantly reduced.

Our other warehouse and repurchase facilities mature between November 2006 and May 2007 and are secured by the loans we originate or purchase with the funds. Facilities with UBS Real Estate Securities, Merrill Lynch, Residential Mortgage Solutions, and Countrywide Warehouse Lending have expired and all amounts have been repaid as of August 14, 2006. We will continue to utilize remaining warehouse facilities to finance loans originated prior to October 10, 2006 that are not sold to Bear Stearns or its affiliates. We expect to renew certain facilities or obtain alternative financing for such loan inventory though the date such inventory is liquidated.

Other operational sources of liquidity

As of September 30, 2006, the unpaid principal balances of loans held for sale aggregated $711.2 million of which we had financed $680.5 million through our various warehouse facilities. We expect to liquidate a substantial portion of this loan inventory during the fourth quarter of 2006. In addition, we will generate additional liquidity through the sale of our fourth quarter loan production by Bear Stearns.

Cash flow from securitizations

We also expect additional liquidity from our securitizations. Through September 30, 2006, we have completed eight securitizations. The excess cash flow generated by our securitizations provides additional collateral to the bondholders as it is available to absorb losses realized on defaulted loans. To the extent excess cash flow exceeds losses on the loans, it is used to pay down principal on senior securities issued by the trust to create additional collateralization (over collateralization or OC) until specified OC levels are maintained by the trust. Over collateralization is generally measured as the difference between the unpaid loan principal balances held by the trust and the outstanding balance of the bonds payable. Excess cash flow not required to cover losses or maintain OC will be distributed to us, or in the event a Net Interest Margin trust, or NIM, was created in connection with the securitization, to the related NIM holders until the NIM securities are retired, and then to us. In addition to excess cash flow from the securitizations, we also receive servicing fees to the extent that we have retained ownership in the servicing rights on the loans included in the trust. We receive cash flows from securitizations as described regardless of whether the securitization is accounted for as a sale or a financing.

A summary of our securitizations’ initial and current balances and over collateralization requirements as of September 30, 2006 is as follows:

	As of September 30, 2006
	Date of securitization	Scheduled loan principal balances		Bond balances	NIM bond balances	Over collateralization
Securitization		Initial	Current			Currently required	Current balance
	(in thousands)
	(unaudited)
Retained interests
SASCO ECC 2003-1	Apr-2003	$278,718	$31,206	$27,443	$—	$3,763	$3,763
CWABS ECC 2004-1	Jul-2004	530,000	113,237	102,784	—	12,190	10,297
CWABS ECC 2004-2	Sep-2004	549,464	118,125	103,951	—	15,400	14,174
Bravo Mortgage Asset Trust 2006-1	May-2006	1,058,429	919,261	874,807	11,281	43,551	44,454
Financing transactions
ECR 2005-1	Mar-2005	1,600,004	705,586	684,786	—	20,800	20,800
ECR 2005-2	May-2005	1,400,000	738,813	722,013	—	16,800	16,800
ECR 2005-3	Aug-2005	1,029,348	615,209	585,873	2,898	29,336	29,336
ECR 2005-4	Nov-2005	1,000,002	727,412	719,412	7,918	8,000	8,000

Total			$3,968,849	$3,821,069	$22,097	$149,840	$147,624

A summary of cash flows received by us from each securitization during the three and nine months ended September 30, 2006 is as follows:

	Excess cash flows received
Securitization	Three months ended September 30, 2006	Nine months ended September 30, 2006
	(in thousands)
	(unaudited)
Retained interests
SASCO ECC 2003-1	$15	$55
CWABS ECC 2004-1	—	—
CWABS ECC 2004-2	—	—
Bravo Mortgage Asset Trust 2006-1	1,257	3,983
Financing transactions
ECR 2005-1	6,083	19,993
ECR 2005-2	5,816	20,869
ECR 2005-3	—	—
ECR 2005-4	—	—

Total	$13,171	$44,900

We are not currently receiving distributions of excess cash flow from CWABS ECC 2004-1, CWABS ECC 2004-2, Bravo Mortgage Asset Trust (BMAT) 2006-1, ECR 2005-3 and ECR 2005-4 as specified OC levels have not been reached in the case of the 2004 securitizations and the presence of outstanding NIM securities in the other three securitizations. We expect that the ECC 2003-1 securitization will be called in the fourth quarter of 2006 or the first quarter of 2007 and that over collateralization proceeds will be released to us at the time of the call. We also expect that the OC requirements in the two 2004 securitizations will be reduced during the first half of 2007 resulting in a significant distribution of the over collateralization. Finally, we expect that the NIM securities in ECR 2005-3 and ECR 2005-4 will be repaid by the first quarter of 2007 and that we will begin receiving distributions of excess cash flows on these securities.

Other Borrowings

From time to time we may also enter into repurchase borrowing arrangements, pledging securities we own as collateral. At September 30, 2006, we entered into repurchase arrangements with financial institutions pledging our residual interests in securitizations and our ownership interests in securitization trusts consolidated for financial reporting purposes as collateral. At September 30, 2006 and December 31, 2005, the amount outstanding under these borrowing arrangements was $60.0 million and $13.1 million, respectively.

From time to time we may borrow against the cash surrender value of corporate owned life insurance (“COLI”). At September 30, 2006, we had $9.9 million in outstanding borrowings under this arrangement. The total cash surrender value of the COLI, including amounts securing borrowings, was $13.6 million at September 30, 2006. We maintain COLI as a mechanism for funding liabilities to employees that contribute to a deferred compensation plan. Our liability to the plan at September 30, 2006 was $14.6 million.

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statement purposes. As of September 30, 2006 and December 31, 2005, the amount outstanding under these borrowing arrangements was $1.6 million and $2.7 million, respectively.

Cash Flow

Cash provided by operating activities was $2.1 billion for the nine months ended September 30, 2006 as compared to $7.1 billion used in operating activities for the nine months ended September 30, 2005. The decreased cash provided by operating activities for the nine months ended September 30, 2006 was due principally to the $2.0 billion reduction in our portfolio of loans held for sale, collection of accrued interest receivable and other receivables. During the nine months ended September 30, 2005, our investment in loans held for investment and loans held for sale increased significantly, which resulted in $7.1 billion of cash being used in operations.

Cash provided by investing activities increased to $1.4 billion for the nine months ended September 30, 2006 as compared to $356.8 million provided by investing activities for the nine months ended September 30, 2005. The cash provided by investing activities during the nine months ended September 30, 2006 is principally due to the receipt of $1.4 billion in principal payments on our portfolio of loans held for investment and $19.0 million in cash receipts from our residual interests in securitizations. During the nine months ended September 30, 2005, we were in the process of building our portfolio of loans held for investment and had only received $365.0 million in principal payments. During the nine months ended September 30, 2005, we also received $2.2 million in cash flows from our residual interests in securitizations. Principal payments on our portfolio of loans held for investment are passed through to our securitizations trusts to repay principal on the securitized long term debt.

Cash used in financing activities was $3.4 billion for the nine months ended September 30, 2006 as compared to $6.8 billion provided by financing activities for the nine months ended September 30, 2005. The cash used in financing activities for the nine months ended September 30, 2006 was primarily the result of reduced warehouse facility borrowing of $2.0 billion and the payment of $1.5 billion on our long-term debt. As we have reduced our inventory of loans held for sale, we have paid down related warehouse facility borrowings. As previously noted, principal payments on our portfolio of loans held for investment are passed through to our securitizations trusts to repay principal on the securitized long term debt. The amount of the reduction in long term debt exceeds the amount of principal payments received on the related loans as we are required to build up over collateralization to specified amounts utilizing excess cash flow that would otherwise be distributable to us. During the nine months ended September 30, 2005, we received approximately $360.0 million in connection with our initial public offering and stock option exercises, $4.0 billion from the issuance of long-term debt, and $2.8 billion from additional borrowings under our warehouse lines of credit.

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

On April 11, 2006, we announced an additional reduction in workforce of 170 employees, or 17% of our remaining workforce. In addition, Bravo Credit’s office in Glen Allen was closed. In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, we record lease termination costs as of the “cease-use date”, employee costs as of the date employees are notified of their termination (the “communication date”), and fixed asset write offs at which time they were considered impaired. Although estimates are subject to change as additional information becomes available, we recorded the following restructuring activity during the nine months ended September 30, 2006:

	Restructuring Accrual at December 31, 2005	Additions to Restructuring Accrual	Charges Against Restructuring Accrual	Restructuring Accrual at September 30, 2006
	(in thousands)
	(unaudited)
Employee costs	$—	$2,501	$(2,501)	$—
Lease termination costs	—	6,561	(2,461)	4,100
Fixed asset write offs	—	66	(66)	—

	$—	$9,128	$(5,028)	$4,100

We recorded an impairment charge of $66,000 during the nine months ended September 30, 2006, as we do not expect to receive any future benefit from the assets previously utilized at Bravo Credit’s office in Glen Allen, which was closed in March of 2006. Lease termination costs of $6,561,000 were recorded during the nine months ended September 30, 2006, as the “cease-use dates” associated with the related facilities occurred during this period. Employee termination costs of $2,501,000 were recorded during the nine months ended September 30, 2006, in connection with the January and April workforce reductions.

Due to noted declines in production and loan sales, our inventory of loans held for sale has declined from $2.7 billion as of the beginning of the year to $711.2 million as of September 30, 2006. Related other receivable balances and accrued interest balances have declined as well. Coupled with borrowings collateralized by our residual interests in securitizations and the cash surrender value of COLI policies aggregating $69.9 million and partially offset by the cash required to fund operating losses, we were able to increase cash balances from $46.9 million as of December 31, 2005 to $102.8 million as of September 30, 2006.

As a result of the arrangements with Bear Stearns and its affiliate to finance and acquire our loan production during the interim period prior to closing of the Asset Purchase Agreement, we expect that the cash requirements of funding the operating losses of our mortgage banking operations will be significantly reduced. However, we expect that we will also incur severance costs as a result of reductions in our workforce, costs related to retention payments made to certain key employees and certain other costs (e.g., legal and accounting fees) related to the consummation of the transaction. Through September 30, 2006 we have paid or accrued $1.9 million in transaction related costs.

Upon the close of the Asset Purchase Agreement, we will receive $26.0 million in cash. Following the transaction, we will retain various liabilities of our mortgage banking operations including lease obligations related to offices closed in connection with our previous restructurings and obligations in connection with the settlement of early payment default and representation and warranty claims. As of September 30, 2006, remaining minimum lease obligations under leases not expected to be assumed by Bear Res aggregate $8.6 million payable through 2012.

As of September 30, 2006, we have accrued a liability of $33.2 million representing losses we expect to incur in the disposition of anticipated early payment default and representation and warranty repurchase claims related to loans sold through that date. We expect to settle these liabilities primarily over the next six months, but expect that settlement of some portion of this liability will settle after 2007. Management believes the reserve for losses it may incur in disposing of these claims is adequate to provide for anticipated losses; however, the amount of future claims and losses is largely dependent on market conditions and the performance of our loans. As a result, the amount of future losses relating to our repurchase obligations may differ from the amount recorded as of September 30, 2006.

In addition to lease and loan repurchase obligations, we expect that there may be other liabilities that arise out of the transaction. At the present time, it is not possible to determine or project the total amount of liabilities of the mortgage banking operations that we may ultimately be required to settle. However, based upon current cash balances and cash generated though the date of the closing of the Asset Purchase Agreement, including cash received from the sale of assets to Bear Res, net of cash utilized by operations and costs of closing the transaction, we are presently intending to make distributions to stockholders totaling approximately $80 million within 30 days after the close of the transaction. If the transaction with Bear Res does not close by December 31, 2006, we presently intend to declare a dividend in an amount at least equal to our estimated REIT taxable income for 2006 and presently intend to declare additional distributions in an amount equal to $0.80 per share, less the previously declared dividend, within 30 days after the close of the transaction.

Following such a distribution, we expect that remaining cash balances together with cash flow generated from our securitizations will provide sufficient liquidity to support remaining operations and settle remaining liabilities. Our remaining operations will consist primarily of the management of our ownership interests in securitizations. The amount and timing of any future distributions will depend on whether we elect to sell our residual interests, in whole or in part, or elect to collect the remaining cash flows over the life of such residuals. Following any sale of the remaining assets and/or the realization, over time, of cash flows from our residual interests, we expect to be able to make total distributions over time to our stockholders of at least $1.60, which includes the initial distribution specified above. We intend to maintain our REIT status for the period of time during which we hold the residual interests in our securitizations.

Realization of these plans is dependent upon us completing the sale of certain of our assets to Bear Res and exiting the mortgage origination business. While management believes that the sale transaction will be completed, there can be no assurances that this will occur. If we are unable to consummate the transaction and, in such circumstances, are unable to operate profitably and generate positive cash flow, we may be unable to make these distributions.

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

We may enter into forward loan sales for the purpose of minimizing the market risks associated with the value of originated loans, while maximizing gain on sale of such loans. A primary risk associated with the loan origination business is the risk of fluctuating interest rates. The interest rate risk is a direct result of timing delays between (1) the fixing of the mortgage loan interest rate with borrowers and the funding of the loan and (2) the funding of the loan and the setting of terms for sale of loans to whole loan market investors. Pursuant to our forward sales commitments, in exchange for a fixed price, we commit to deliver loans with a set of characteristics, including a weighted average interest rate, which are locked for the term of the applicable commitment. Therefore, during this commitment period, any market movement in interest rates has no effect on the price we receive for loans delivered pursuant to the forward sale transaction, assuming the agreed upon set of characteristics is met. The contracts are often entered into and priced before the majority of the loans are originated. By committing to a forward sale prior to origination of the loans and through the price protection features embedded in the commitment, we effectively hedge our interest rate risk.

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

Residual Interests. We had residual interests in the loans held in the trusts utilized in our off-balance sheet securitization transactions of $54.0 million and $14.8 million outstanding at September 30, 2006 and December 31, 2005, respectively. Residual interests are recorded at estimated fair value. We value these assets based on the present value of estimated future cash flows using various assumptions. The discount rates used to calculate the present value of the residual interests were 33.00%, 18.00%, 18.00%, and 18.78% for the securitization transactions completed in April 2003, June 2004, July 2004 and May 2006, respectively.

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

The table below illustrates the resulting hypothetical fair values of our residual interests at September 30, 2006 and December 31, 2005 caused by assumed immediate increases to the key assumptions used to determine fair value:

	September 30, 2006	December 31, 2005
	(in thousands) (unaudited)
Carrying value / fair value of residual interests	$53,963	$14,753
Prepayment speed assumption:
Fair value after:
Impact of a 10% increase	$52,717	$11,079
Impact of a 20% increase	52,306	9,996
Credit loss assumption:
Fair value after:
Impact of a 10% increase	$48,797	$13,169
Impact of a 20% increase	45,620	11,962
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% increase	$51,994	$14,554
Impact of a 20% increase	49,494	14,358
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% increase	$53,112	$13,770
Impact of a 20% increase	52,007	12,814

These sensitivities are hypothetical, are presented for illustrative purposes only and should be used with caution. The changes in the assumptions regarding prepayments and credit losses were applied to the cash flows of the mortgage loans underlying the retained interests. Changes in assumptions regarding discount rate were applied to the cash flows of the securitization trusts. Generally, changes in fair value based upon a change in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The change in one assumption was calculated without changing any other assumptions. In reality, changes in one assumption may result in changes in others, which may magnify or offset the sensitivities. For example, changes in market interest rates may simultaneously impact the prepayment, credit loss and discount rate assumptions.

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

A summary of loan products originated by us during the three months ended September 30, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
	(unaudited)
10 YR Fixed	7	$692,500	7.61%	637	47%	31%
15 YR Fixed	32	3,302,021	9.08%	623	68%	38%
2 YR I/O 2/28 ARM	3	1,067,800	7.37%	618	57%	47%
20 YR Fixed	63	5,797,850	10.01%	674	89%	45%
25 YR Fixed	5	887,750	7.38%	681	73%	43%
2/28 ARM	1,600	327,934,799	9.09%	591	79%	42%
2/28 Dual	95	31,260,250	8.50%	609	79%	45%
3 YR I/O 3/27 ARM	1	102,000	7.70%	680	80%	29%
30 YR Fixed	971	151,798,332	8.55%	626	77%	43%
30/15 Fixed	210	16,197,280	11.43%	661	100%	43%
3/27 ARM	69	13,071,363	8.76%	607	79%	41%
40/30 2/28 ARM	1,428	403,562,919	8.54%	601	80%	44%
40/30 3/27 ARM	27	11,012,500	8.43%	599	79%	46%
40/30 Fixed	244	60,337,116	7.95%	623	76%	44%
5 YR 5/25 ARM	14	2,943,419	8.12%	625	68%	40%
5 YR I/O 2/28 ARM	496	177,933,335	7.86%	651	82%	42%
5 YR I/O 30 YR Fixed	45	14,003,294	7.39%	659	78%	40%
5 YR I/O 3/27 ARM	30	9,196,810	7.45%	647	80%	42%
50/30 2/28 ARM	228	69,030,658	8.01%	615	80%	44%
50/30 3/27 ARM	22	7,678,250	8.05%	617	80%	45%
50/30 5/25 ARM	3	1,059,000	6.40%	694	63%	39%
50/30 Fixed	102	28,599,900	7.64%	643	76%	43%
HELOC LR 10/10	1	110,000	9.35%	679	90%	45%

Total:	5,696	$1,337,579,146	8.53%	613	79%	43%

A summary of loan products originated by us during the nine months ended September 30, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
	(unaudited)
1 YR 1/29 ARM	17	$4,840,350	8.80%	633	83%	44%
10 YR Fixed	12	1,079,905	8.38%	634	59%	32%
15 YR Fixed	125	13,855,654	8.20%	621	68%	39%
2 YR I/O 2/28 ARM	12	3,183,150	7.60%	627	71%	42%
20 YR Fixed	245	21,970,462	9.44%	642	85%	43%
25 YR Fixed	11	1,885,350	7.92%	646	76%	46%
2/28 ARM	6,442	1,335,616,591	8.89%	590	78%	43%
2/28 Dual	2,205	626,817,659	8.16%	603	79%	44%
3 YR I/O 3/27 ARM	1	102,000	7.70%	680	80%	29%
30 YR Fixed	4,003	706,854,158	7.94%	625	76%	42%
30/15 Fixed	893	66,586,145	11.26%	666	100%	43%
3/27 ARM	224	48,186,886	8.48%	598	78%	42%
40/30 2/28 ARM	2,758	785,468,352	8.45%	603	80%	44%
40/30 3/27 ARM	32	12,736,930	8.32%	600	79%	45%
40/30 Fixed	587	157,750,506	7.65%	629	76%	43%
5 YR 5/25 ARM	46	10,437,202	7.97%	619	75%	40%
5 YR I/O 2/28 ARM	1,516	508,566,705	7.72%	653	81%	42%
5 YR I/O 30 YR Fixed	226	69,771,437	7.22%	655	76%	41%
5 YR I/O 3/27 ARM	117	34,547,721	7.45%	649	80%	41%
50/30 2/28 ARM	364	110,422,248	7.97%	614	81%	44%
50/30 3/27 ARM	38	13,310,500	7.86%	616	79%	45%
50/30 5/25 ARM	6	1,653,800	6.86%	710	66%	41%
50/30 Fixed	161	45,779,768	7.48%	640	75%	44%
6 Month LIBOR	8	2,721,700	8.48%	646	84%	42%
HELOC LR 10/10	19	1,682,800	10.23%	649	84%	45%

Total:	20,068	$4,585,827,979	8.34%	612	79%	43%

A summary of loan products in our portfolio of loans held for investment at September 30, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
	(unaudited)
1 YR 1/29 ARM	210	44,383	7.31%	618	81%	42%
10 YR Fixed	17	1,535	7.26%	622	61%	39%
15 YR Fixed	174	20,827	7.08%	629	64%	37%
2 YR I/O 2/28 ARM	996	271,978	6.56%	660	81%	41%
2/28 ARM	6,933	1,271,028	7.51%	604	80%	41%
2/28 Dual	379	101,266	7.23%	596	78%	42%
20 YR Fixed	127	19,342	6.78%	652	71%	40%
25 YR Fixed	13	2,390	6.75%	655	74%	37%
3 YR I/O 3/27 ARM	161	42,077	6.74%	668	82%	41%
3/27 ARM	940	180,072	7.50%	620	81%	41%
30 YR Fixed	2,776	534,158	6.93%	648	76%	40%
5 YR 5/25 ARM	154	35,016	6.72%	650	78%	42%
5 YR I/O 2/28 ARM	492	131,854	6.75%	664	81%	41%
5 YR I/O 3/27 ARM	199	54,514	6.87%	673	82%	40%
5 YR I/O 30 YR Fixed	164	45,851	6.63%	685	76%	40%
6 Month LIBOR	35	8,981	6.88%	648	80%	42%

Total:	13,770	2,765,272	7.19%	627	79%	41%

A summary of loan products in our portfolio of loans held for sale at September 30, 2006 follows:

(loan balances in thousands)

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to Income
	(unaudited)
1 YR 1/29 ARM	2	$910	8.09%	575	90%	26%
10 YR Fixed	1	87	7.25%	675	36%	28%
15 YR Fixed	15	1,241	10.13%	625	73%	40%
2 YR I/O 2/28 ARM	1	246	6.84%	592	83%	53%
2/28 ARM	929	198,357	9.07%	590	80%	43%
2/28 Dual	120	35,809	8.24%	606	80%	44%
20 YR Fixed	82	5,495	10.65%	655	95%	44%
25 YR Fixed	4	319	8.89%	645	67%	40%
3 YR I/O 3/27 ARM	1	102	7.70%	680	80%	29%
3/27 ARM	32	6,402	8.70%	607	79%	43%
30 YR Fixed	501	72,020	8.64%	628	80%	42%
30/15 Fixed	246	19,878	11.27%	656	100%	44%
40/30 2/28 ARM	697	199,051	8.52%	601	80%	44%
40/30 3/27 ARM	13	5,292	8.77%	592	79%	44%
40/30 Fixed	99	27,489	8.10%	622	77%	44%
5 YR 5/25 ARM	8	1,919	7.88%	626	66%	42%
5 YR I/O 2/28 ARM	264	97,354	7.74%	653	82%	42%
5 YR I/O 3/27 ARM	16	5,436	7.21%	649	82%	42%
5 YR I/O 30 YR Fixed	25	8,060	7.52%	669	81%	39%
50/30 2/28 ARM	96	30,450	8.10%	615	82%	44%
50/30 3/27 ARM	12	4,131	8.40%	619	82%	42%
50/30 5/25 ARM	3	1,059	6.40%	694	63%	39%
50/30 Fixed	39	10,848	7.61%	660	78%	43%

Total:	3,206	$731,955	8.59%	613	81%	43%

Item 4.	Controls and Procedures

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). As part of that evaluation we considered deficiencies in our disclosure controls and procedures reported in Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005 and our Annual Report on Form 10-K/A for the period ended December 31, 2005, and our reported efforts to remedy these deficiencies, including our ongoing efforts to ensure adequate levels and qualifications of staff in our accounting and finance functions. As a result of this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting.

Pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. During 2005, we commenced a significant effort to perform the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404.

During the first quarter of 2006, we began to evaluate various strategic business alternatives. Due to the anticipated changes in processes, procedures and internal controls under most of the business alternatives that were being considered, as well as the redirection of internal resources necessary to evaluate these various business alternatives, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may be unable to ensure that internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results. See also “Risk Factors—Our internal control over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.”

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We have been involved, from time to time, in a variety of mortgage lending related claims and other matters in the ordinary course of our business. In our opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, including the risk factors set forth below, you should carefully consider the factors discussed under the caption “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2005, including the cautionary statements included therein regarding any forward-looking statements. These risk factors could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risk or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, or results of operations.

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

Our internal control over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of December 31, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with the management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results.

If we do not consummate the Asset Purchase Agreement, our liquidity, capital resources and cash flows would be adversely affected.

The entry into the Asset Purchase Agreement and the Amended and Restated Master Repurchase Agreement with Bear Stearns has reduced our current need for liquidity and cash flows while significantly reducing our operating costs. As a result of the arrangements with Bear Stearns and its affiliates to finance and acquire our loan production during the interim period prior to closing of the Asset Purchase Agreement, we currently do not expect to utilize any significant liquidity to originate new loans and the need for cash to fund the operating losses of our mortgage banking business. If we are not able to consummate the Asset Purchase Agreement, we will cease to receive these benefits and may not have the liquidity and capital resources necessary to run our business.

Our common stock could be delisted by the New York Stock Exchange if we do not comply with its continued listing standards.

Our common stock is listed on the New York Stock Exchange, or NYSE. Under the NYSE’s current listing standards, we are required to have market capitalization or shareholders equity of more than $75 million in order to maintain compliance with continued listing standards. Failure to comply with the NYSE’s listing standards will result in prompt suspension and delisting procedures. We cannot assure you that we can continue to comply with the listing procedures and that the NYSE will maintain our listing in the future. In the event that our common stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing criteria in the foreseeable future, we will seek to have our stock listed or quoted on another national securities exchange or quotation system. However, we cannot assure you that, if our common stock is listed or quoted on such other exchange or system, the market for our common stock will be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE or transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.

Delisting of our common stock would likely cause a reduction in the liquidity of an investment in our common stock. Delisting also could reduce the ability of holders of our common stock to purchase or sell our securities as quickly and inexpensively as they would have been able to do had our common stock remained listed. This lack of liquidity also could make it more difficult for us to raise capital in the future.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our shares, the composition of our assets and a requirement that at least 95% of our gross income in any year be derived from qualifying sources, such as interest on mortgage loans. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. We did not pay a dividend in the first, second or third quarter of 2006.

The entry into the Asset Purchase Agreement and related agreements has reduced our need for liquidity and cash flows, and reduced our operating costs, which provides us with liquidity that can be utilized for distributions to our stockholders. We also plan to use the consideration received by Bear Stearns upon the close of the Asset Purchase Agreement to make distributions to our stockholders in order to satisfy the REIT distribution requirements. If we fail to consummate the Asset Purchase Agreement, our liquidity will be adversely affected, and we may not have sufficient liquidity to make the necessary distributions to continue to qualify as a REIT. In addition, we have announced that our board of directors and the special committee of our board of directors are considering a variety of strategic and structural changes, which may affect our REIT status.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

10.1	Amendment No. 12 to Master Repurchase Agreement, dated as of August 14, 2006, by and between Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation. (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006)

10.2	Amendment No. 13 to Master Repurchase Agreement, dated as of August 15, 2006, by and between Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation. (Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006)

10.3	Asset Purchase Agreement, dated as of October 10, 2006, by and among Bear Stearns Residential Mortgage Corporation, Encore Credit Corp. and ECC Capital Corporation. (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2006)

10.4	Amended and Restated Master Repurchase Agreement, dated as of October 10, 2006, by and among Bear Stearns Mortgage Capital Corporation, Encore Credit Corp., ECC Capital Corporation, Bravo Credit Corporation and ConquistAmerica, Inc. (Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2006)

10.5	Form of Retention Bonus Agreement. (Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 16, 2006)

10.6	Amendment to Employment Agreement by and between S. Asghar and ECC Capital Corporation. (Incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 16, 2006)

10.7	Amendment to Employment Agreement by and between R. Santi and ECC Capital Corporation. (Incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 16, 2006)

10.8	Employment Agreement by and between L. Moretti and ECC Capital Corporation. (Incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 16, 2006)

10.9	Employment Agreement by and between A. Darling and ECC Capital Corporation. (Incorporated by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 16, 2006)

31.1	Certification of Co-Chief Executive Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Co-Chief Executive Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Co-Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Co-Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

32.3	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2006.

ECC CAPITAL CORPORATION

By:	/s/ Greg Lubushkin
Greg Lubushkin
Chief Accounting Officer
(Principal Accounting Officer)