Form 10-K
period 2006-12-31
ECC Capital CORP
filed 2007-06-04
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32430

ECC CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	84-1642470
(State or other jurisdiction incorporation or organization)	(I. R. S. Employer Identification Number)

1733 Alton Parkway, Irvine, California	92606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 955-8700

Securities registered pursuant to Section 12(b) of the Act:	Name of exchange on which registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates, based on the closing price of the common stock of the Registrant on the last business day of the most recently completed second fiscal quarter as reported on the New York Stock Exchange, was $78,659,541. All executive officers and directors of the Registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to the Registrant’s common stock have been deemed, solely for the purpose of the foregoing calculations, to be “affiliates” of the Registrant.

As of May 14, 2007 the Registrant had 101,026,743 shares of common stock outstanding.

i

PART I

Item 1.	Business

Formation transactions

ECC Capital Corporation (the “Company”, ECC Capital”, “we”, or “us”) was incorporated on April 1, 2004 in the state of Maryland. ECC Capital was formed by Encore Credit Corp., now known as Performance Credit Corporation for the purpose of effecting a restructuring that facilitated our initial public offering and conversion to a real estate investment trust, or REIT. Encore Credit was formed on October 18, 2001 in the State of California and began operations in March 2002. Encore Credit changed its name to Performance Credit Corporation in February 2007.

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

General background regarding the business

We are a REIT that owns interests in trusts which issued securities collateralized by mortgages on residential real estate. The mortgages were originated by our wholly-owned subsidiary Performance Credit Corporation. Performance Credit Corporation is a mortgage finance company that originated residential mortgage loans offered to borrowers with a particular emphasis on “nonconforming” borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers. Performance Credit originated approximately $9.1 billion of nonconforming residential mortgage loans in 2004, approximately $14.0 billion in 2005 and approximately $6.2 billion in 2006. Prior to our initial public offering, we sold substantially all of our loan production to third parties or through securitization transactions structured as sales. Our principal sources of income were the gain on the sale of our loans and the net interest income (difference between interest income and interest expense) earned on our loans between the time we originated them and the time they were sold. We financed the origination of our mortgage loans through various warehouse lines of credit.

As a REIT, we retained a portion of this production in a loan portfolio financed through securitization transactions in which we issued asset-backed securities in transactions that were structured as financings for financial accounting purposes. Loan production that we determined could not be retained in our portfolio was sold to third parties or through securitization transactions accounted for as sales.

Prior to the formation transactions described above, we completed one securitization transaction in 2003 and two securitization transactions in 2004 which were structured as loan sales. We completed four securitization transactions in 2005 which were structured as financings. We completed one securitization transaction in 2006 which was structured as a loan sale.

During the second quarter of 2006, ECC Capital’s board of directors began to review and evaluate potential strategic alternatives to enhance shareholder value. Friedman, Billings, Ramsey & Co., Inc. and Milestone Advisors, LLC were engaged as financial advisors to assist it in the review and evaluation of any potential strategic transactions that might be presented.

On October 10, 2006, we announced that we had entered into an agreement (the “Asset Purchase Agreement”) to sell certain operating assets used in our wholesale mortgage banking operation to Bear Stearns Residential Mortgage Corporation, for approximately $26 million in cash and the assumption of certain liabilities by Bear Stearns. Under the terms of the Asset Purchase Agreement, Bear Stearns agreed to acquire the assets of our wholesale mortgage banking operation, including property and equipment, customer lists, intellectual property and information technology systems used by us (the “Business”). Bear Stearns agreed to assume those liabilities that are necessary for it to continue to support the originations generated by the Business, including leases for our operating centers in Irvine, California, Downers Grove, Illinois and Glen Allen, Virginia. We also entered into certain agreements with Bear Stearns under which it agreed to fund and acquire our loan production through the date of closing of the asset sale.

On February 9, 2007, we closed the sale of our mortgage banking operation to Bear Stearns and settled the sale of approximately $1.2 billion in mortgage loans to Bear Stearns, subject to certain price adjustments and call rights. Upon completion of the transaction, we effectively exited the wholesale mortgage origination business, agreeing not to compete in the subprime wholesale mortgage origination business for a period of two years. We are reporting the disposition of our mortgage banking operations as a discontinued operation for the year ended December 31, 2006. As Bear Stearns also acquired use of the Encore Credit name, we changed the name Encore Credit Corp. to Performance Credit Corporation, which remains our wholly-owned subsidiary.

We have retained the majority of our core assets, including our retained interests in our securitizations and the associated servicing rights. We also retained certain obligations arising from our wholesale mortgage banking operation, including but not limited to, loan repurchase obligations, remaining lease obligations, personnel related liabilities and regulatory and licensing expenses. The majority of these known obligations were settled prior to the close of the transaction with Bear Stearns or shortly thereafter. However, there could be additional unknown obligations that may result in future material liability. On February 9, 2007 we also closed the sale, for $20 million, of our retained interest in the securitization we completed in 2006.

At the present time, our principal sources of revenue are net interest income on our portfolio of loans held for investment and interest accretion on our investments in residual interests in our securitizations. As part of managing our portfolio of loans held for investment, we may also originate mortgage loans as a broker to generate additional revenue from borrowers wishing to prepay their mortgage loans or to facilitate the workout of a loan to mitigate losses. We refer to this as portfolio protection. Revenue we generate from our portfolio protection activities is not material to our financial statements.

We are currently evaluating various operating alternatives which include, among other things, managing our existing investments in our securitizations, acquiring loan portfolios for securitization and making investments in other residual interests in securitizations. We intend to maintain our REIT status for the period of time during which we hold residual interests in our securitizations. The REIT’s earnings are not subject to income tax for federal or state purposes as long as we distribute at least 90% of our taxable earnings to our stockholders and satisfy certain other qualifying tests.

Our securitizations

General considerations

In a securitization structured as either a sale or a financing, we transfer a pool of loans to a trust for a cash purchase price and a certificate evidencing our residual or ownership interest in the trust, or retained interest. The trust raises the cash portion of the purchase price by selling securities as long-term debt secured by, or representing an interest in, loans in the trust.

Our securitizations have been structured to pass through principal collected by the trust on the mortgage loans to repay the principal balance of the securities issued by the trust. The different securities issued, or tranches, receive principal in differing amounts depending on their terms. The more senior securities (which are generally rated investment grade by various rating agencies) are repaid with principal more quickly than the subordinate securities. Interest is payable on the securities issued by the trust at a rate equal to the London Interbank Overnight Rate (or LIBOR) plus a margin. The more senior securities pay a lower margin over LIBOR than do the subordinate securities.

There generally will be a difference between the principal balance of the loans transferred to the securitization trust and the principal balance of the long-term debt issued by the securitization trust. This difference is referred to as overcollateralization or OC. This OC is available to absorb losses that will be realized on the mortgage loans. Losses on the mortgage loans are realized when a borrower defaults on a loan and the securitization trust acquires and liquidates the underlying real estate at an amount less than the unpaid principal balance of the loan.

The difference between the interest paid by borrowers on the mortgage loans in the securitization trust and the interest paid on the long-term debt is referred to as excess cash flow. This excess cash flow is another form of OC available, as necessary to absorb losses that will be realized on the mortgage loans.

Each securitization is required to maintain required balances of OC. The amount of required OC generally declines or steps down over time. If required OC balances are maintained by the securitization trust, we will receive the excess cash flow monthly. When the required OC level steps down, we receive the excess OC.

If the pool of loans held by the securitization trust experiences delinquencies or losses in excess of the specified amount, scheduled step downs of OC and distributions of excess cash flow may be deferred or may not occur. Accordingly, if a securitization experiences delinquencies and losses that are greater or less than what we expected at the inception of the securitization, the cash flows we receive from a securitization will be less or greater than expected.

Because the loans we transfer to a securitization trust generally pay a fixed rate of interest for a period of time before converting to an adjustable rate mortgage and the interest we pay on the long-term debt issued by the securitization varies each month, at the time of the securitization we acquire derivative interest rate contracts to mitigate the effect of interest rate changes on net cash flows.

As we have exited the wholesale mortgage origination business, our principal source of cash is now the cash flow we receive from our interests in our securitizations.

Securitizations structured as financings

In a securitization structured as a financing, we do not generate a gain or loss on the transfer of loans to the securitization trust. The transferred loans are classified on our consolidated balance sheet as loans held for investment with the securitization debt classified as a liability. The debt represents non-recourse obligations of trusts, which are special purpose entities consolidated by ECC Capital.

We generate earnings from the securitizations structured as financings as follows:

•	Net interest income, which is the difference between the:

•	Interest income we receive from the mortgage loans; and

•	Interest we pay to the holders of the mortgage-backed securities that we issue in securitizations;

•	Net of:

•	Losses due to defaults and delinquencies on the loans;

•	Servicing fees and expenses we must pay;

•	Other ongoing securitization costs, and;

•	Net cash flow from derivative instruments.

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

As of December 31, 2006 we held $2.42 billion in loans held for investment which collateralize $2.38 billion in long-term debt within four securitization trusts.

Securitizations structured as sales

In a securitization structured as a sale for financial reporting purposes, we remove the loans from our balance sheet and record a gain or loss on sale. The gain or loss on sale is equal to the difference between the proceeds we receive from the transfer of loans to the trust, comprising cash and the initial value of our residual interests, and the cost basis of the loans transferred to the trust, comprising unpaid principal balance and capitalized fees and other origination costs, net of the expenses of completing the securitization.

The initial value of our residual interests is estimated as the net present value of the projected future cash flows we expect to receive over the life of the securitization. Projected future cash flows reflect the excess cash flow and OC released to us from the securitization trust. In projecting cash flows, we make estimates as to the amount and timing of projected loan prepayments, defaults and loss severity. As we receive distribution of cash flows from our residual interests and assumptions as to projected future cash flows change over time, we adjust the carrying value of our residual interests.

We generate earnings from the securitizations structured as sales as follows:

•	Interest income accreted on the carrying value of our residual interests plus

•	The change in the carrying value of our residual interests.

As of December 31, 2006 the carrying value of our residual interests in securitization was $45.9 million. This represents an interest in approximately $1.04 billion in loans within four securitization trusts. In February 2007, we completed the sale, for $20 million, of our residual interest in $815 million in loans within one of the four securitization trusts.

Loan Servicing

We own the servicing rights on the loans included in the four securitizations completed in 2005. The loans are being sub-serviced by Option One. Countrywide Home Loan Servicing LP and CitiMortgage, Inc. act as the master servicers. These companies are experienced in servicing nonconforming mortgage loans and are rated by the various agencies (Moody’s Investor Services, Inc., Standard & Poor’s Rating Services, Fitch Ratings, Inc.) that rate the capabilities of mortgage loan servicers. We may decide to contract with these same companies or others for future servicing arrangements or securitizations.

Competition

Should we decide to begin originating loans on a large scale (subsequent to the expiration of our two year covenant not to compete that began February 9, 2007) or to purchase loans or residuals interests we will face intense competition from others in the mortgage industry including consumer finance companies, mortgage banking companies, investment banks, commercial banks, credit unions, thrift institutions, credit card issuers, insurance companies and other mortgage REITs. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers and increase the price we pay for purchased loans, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of these competitors significantly expand their activities in our markets, our operations could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect competition. During periods of rising rates, competitors that have locked in lower rates to potential borrowers may have a competitive advantage. During periods of declining rates, competitors may solicit customers in our servicing portfolio to refinance their loans.

Regulation

Although we have disposed of our mortgage origination business, we have retained many of our mortgage lending licenses. To support our portfolio protection activities or if we otherwise engage in the origination or acquisition of mortgage loans we will be required to maintain certain of our mortgage lending licenses. The mortgage lending industry is highly regulated by federal, state and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions, that impose requirements and restrictions on our business. At the federal level, these laws, rules and regulations include:

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

Licensing Status

We currently hold licenses (or are exempt from licensing requirements) to originate and service mortgages in a total of 40 states in the name of ECC Capital, Performance Credit Corporation or PerformanceOne Financial, Inc. (formerly known as Bravo Credit Corporation). As we have exited the wholesale mortgage origination business, we anticipate that we will reduce the number of active licenses we hold to those necessary to support our portfolio protection activities and ownership of loan servicing rights on our portfolio of loans held for investment.

Employees

At December 31, 2006, we employed 715 people. Immediately prior to the close of the sale of the mortgage banking operations to Bear Stearns on February 9, 2007 we employed 732 people. Following the close of the sale 658 people became employees of Bear Stearns. As of March 30, 2007 we employed approximately 40 people. We believe we have satisfactory relations with our employees, none of whom are represented by unions

Available Information

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

Risks Related to Our Business Activities

We are limited in our future operations since we agreed not to compete in wholesale subprime lending until February 2009 in connection with selling our wholesale lending operations to Bear Stearns.

Substantially all of our mortgage loans that we securitized were originated through our wholesale mortgage operations. When we sold the wholesale mortgage operations to Bear Stearns in February 2007, we agreed not to compete in the wholesale subprime mortgage brokerage or correspondent business for two years. As a result, we are significantly limited in our ability to originate the subprime mortgage loans we would use to further build our loan portfolio and securitize. This limitation could negatively impact our cash flows, results of operations, financial condition and liquidity.

The nonconforming mortgage loans we hold in our securitizations and in inventory generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we retain or are required to repurchase.

The nonconforming mortgage loans we hold generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. When we securitize we bear exposure to delinquencies and losses through our residual interests and the loans underlying our on-balance sheet securitization transactions. We have established allowances based on our anticipated delinquencies and losses. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. We attempted to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loss allowances, our business, financial condition, liquidity and results of operations could be harmed.

Our prior internal underwriting standards used to qualify loans which we hold for investment may not provide adequate protection against the risks inherent in nonconforming residential mortgage loans and as a result, our cash flows, results of operations, financial condition and liquidity, including any net interest income from securitizations, could be materially harmed.

A substantial portion of the loans we originated were underwritten generally in accordance with our underwriting guidelines that are intended to provide for nonconforming residential mortgages. The mortgage industry often refers to mortgage loans that are eligible for sale to government-sponsored entities, such as Fannie Mae and Freddie Mac, under both size and credit characteristics, as conforming or prime loans, while those mortgage loans that do not satisfy the credit, documentation or other underwriting standards prescribed by those government sponsored entities are often referred to as nonconforming loans. Accordingly, mortgage loans underwritten under our underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than mortgage loans originated in accordance with Fannie Mae or Freddie Mac underwriting guidelines. We cannot be certain that our underwriting criteria will afford adequate protection against the higher risks associated with loans made to such borrowers. If we are unable to mitigate these risks, our cash flows, results of operations, financial condition and liquidity, including any net interest income from securitizations, could be materially harmed.

Our adjustable rate mortgage products expose us to greater credit risk.

Through our securitizations, as of December 31, 2006, we hold interests in adjustable rate mortgages or ARM loans totaling $1.8 billion, or 76.0% of our total portfolio. Since the payment is subject to adjustment at some future point in time, if interest rates increase, the borrower’s income may not be able to support the monthly payment on the loan when the formerly fixed payment adjusts upward to reflect the increased interest rate. During 2007, we expect that the initial fixed interest rate periods for a majority of the ARM loans we securitized in 2005 will expire. As they expire, it is likely that the interest rate on the loans will increase, thereby increasing the monthly payment amounts. This increase in the monthly payment amounts may lead to increased default rates and losses.

Our interest-only loans may have a higher risk of default than our fully-amortizing loans.

Through our securitizations, as of December 31, 2006, we hold interests in interest-only loans totaling $0.5 billion, or 20.0% of our total portfolio. These interest-only loans require the borrowers to make monthly payments only of accrued interest for the first 24, 36, 120 or 160 months following origination. After such interest-only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. If the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related loans would be greater than otherwise would be the case for a fully-amortizing loan, increasing the risk of loss on these loans.

Declining real estate values and tightening credit standards could harm our operations.

Declining real estate values and tightening credit standards significantly increase the likelihood that we will incur increased payment delinquencies, foreclosures and losses on loans we own or in our securitization portfolio or in inventory in the event of default. During periods of declining real estate values borrowers may be less likely to make payments if they feel their home is losing value. In addition, if credit standards tighten, borrowers who have financial difficulty and need cash quickly may not be able to access equity in their home and, as a result, may forgo making their mortgage payment to obtain cash. Therefore, any sustained period of declining real estate values or tightening credit standards could adversely affect both our net interest income from loans in our securitized mortgage loan portfolio and loan inventory which would significantly harm the cash flows we receive from our securitizations, results of operations and value of loans in inventory, availability of credit, financial condition, and our ability to make distributions to our stockholders.

Our business requires a significant amount of cash, and if it is not available, our business and financial performance will be significantly harmed.

We need cash to satisfy our working capital and minimum REIT distribution requirements and to maintain solvency. Although we do not currently fund new loans or have any warehouse agreements, it is possible that we may obtain warehouse facilities and fund loans that subject us to financial covenants. We may also require cash to fund any future retail loan originations and to pay loan origination expenses. We may finance any loans we make in the future in our retail business with cash on hand or by borrowing from a warehouse facility and pledging the loans made as collateral. If the value of the loans we pledged as collateral declines, we may need cash to offset any decline in value. In addition, if our minimum distribution requirements to maintain our REIT status become large relative to our cash flow as a result of our income exceeding our cash flow, we may be forced to borrow to raise capital in order to maintain our REIT qualification. Any borrowings may be on unfavorable terms or may not be available at all.

Our primary sources of cash consist of our net interest income and net proceeds from the sale of our securities.

Should we choose to acquire pools of loans in the future pending the sale or securitization of these mortgage loans, they may be financed through borrowings from warehouse facilities. It is possible that these warehouse lenders could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans. In addition, if the regulatory capital requirements imposed on our future warehouse lenders change, these lenders may be required to increase significantly the cost of the lines of credit that they provide to us.

If we fail to comply with financial covenants in any of our warehouse facilities in the future and are not able to cure the non-compliance or obtain the necessary waiver, these facilities may be terminated by the lender. The covenants and restrictions in any future warehouse facilities may restrict our ability to, among other things:

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

If we use a warehouse facility we generally will fund less than 100% of a loan balance with warehouse debt, requiring us to invest cash to the extent the originated balance is not funded by the warehouse facility. This funding shortfall generally ranges from 0% to 2% or greater on newly originated loans. The longer loans remain funded by a warehouse facility the more our warehouse lenders require us to advance against the loans. In addition, warehouse lenders may require us to have on deposit a cash margin against funded loans based upon the loan’s estimated market value.

The market for any senior or subordinate securities we issue through securitizations could become temporarily illiquid or trade at steep discounts, thereby reducing the cash flow we receive over time from our loans subject to the securities. In addition, our operating cash flow could be reduced if we sell more loans at a discount than at a premium. Cash flows from principal repayments could be reduced should prepayments slow or should credit quality trends deteriorate (in the latter case since, for certain of our assets, credit tests must be met for us to receive cash flows).

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

In order to sell loans we have been required and may be required in the future to make customary representations and warranties about such loans to the loan purchaser. These whole-loan sale agreements require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser or make a misrepresentation during the mortgage loan origination process. In the case of securitized loans, we may be required to replace them with substitute loans or cash. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the broker. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. Even if we are able to resell the repurchased loans, repurchased loans are typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could negatively affect our cash flow and results of operations.

If we do not maintain the appropriate state licenses we will not be allowed to originate, purchase and service mortgage loans in some states, which would adversely affect our operations.

State mortgage finance licensing laws vary considerably. Most states and the District of Columbia require a license in order to originate first and/or subordinate residential mortgage loans. In most of these states, the required license covers both first mortgage and subordinate mortgage loans. In some states, a separate license or additional license is needed to originate subordinate mortgage loans. In some of the states that require a license to originate residential mortgage loans, a license is also required to purchase closed mortgage loans. If we are unable to obtain and maintain the appropriate state licenses, our operations may be adversely affected. In some states a license is also required to service or act as the master servicer of loans held in a securitization.

The use of securitizations with credit enhancement requirements may have a negative impact on our cash flow and could adversely impact our business.

In connection with our securitizations, we generally provided credit enhancement designed to improve the price at which we sell the securities. We may provide this credit enhancement by providing over- collateralization, paying for financial guaranty insurance policies for the loans, or both. If we use over-collateralization, we will either be required to use cash to fund the over-collateralization amount up front or we may fund the over-collateralization amount through the net interest spread, which would result in us not receiving cash flows from the transaction until the over-collateralization balance reaches certain predefined levels. If we use financial guaranty insurance policies and the expense of these insurance policies increases or the policy insurers are unable to pay claims presented by us, the net interest income we receive will be reduced. While we plan to use credit enhancement features in the future, we cannot assure you that these features will be available at costs that would allow us to achieve the desired level of net interest income from the securitizations of mortgage loans that we anticipate being able to achieve. In addition, if the performance of our loans pledged to collateralize the securities were worse than certain parameters defined in the securitization documents, then the net interest income we otherwise would have received would be held to build up over-collateralization reserves to provide additional credit enhancements for the senior securities still outstanding at that time.

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

Prior to 2005, we sold substantially all of the loans that we originated on a whole-loan basis, and, until recently, we did not receive loan performance data on these loans from the servicers. As a result, we have limited default, delinquency, loss, and prepayment experience on these loans. Consequently, the historical delinquency, bankruptcy, foreclosure, default or prepayment experience that may be referred to for purposes of estimating future default, delinquency, loss and prepayment experience of our originated loans may not be representative of actual performance. In view of the limited historical loan performance data available to us, it is extremely difficult to validate our loss or prepayment assumptions used to calculate assumed net interest income in existing and future securitizations of our loans, which could cause us to receive less favorable pricing terms on the mortgage-backed securities we issue than more seasoned issuers with a proven performance record receive. However, general industry loan performance data shows an increase in delinquency rates and we anticipate that our delinquency rates will increase accordingly. Differences between our assumptions and actual performance may have a material adverse effect on the pricing, interest rates and over-collateralization levels of our mortgage-backed securities and could have a material adverse effect on the timing and receipt of our future revenues, the value of the residual interests held on our balance sheet and our cash flow.

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

A significant amount of the mortgage loans in our securitizations are secured by property in California, Florida, Illinois and New York, and our operations could be harmed by economic downturns or natural disasters in these states.

As of December 31, 2006, approximately 37%, 12%, 7% and 6% of the mortgage loans in our securitizations are secured by property in California, Florida, Illinois and New York, respectively. Declines in the economy generally or residential real estate markets in any of these states may increase losses in the event of foreclosure, which would hurt our earnings.

The occurrence of a natural disaster may cause a sudden decrease in the value of real estate in any of these states and would likely reduce the value of the properties collateralizing the mortgage loans in our securitizations. Historically, California has been vulnerable to earthquakes, erosion-caused mudslides and wildfires, and Florida has been vulnerable to tropical storms, hurricanes and tornadoes. Since such natural disasters are not typically covered by the standard hazard insurance policies maintained by many borrowers, the borrowers have to pay for repairs due to such disasters. If the property is damaged, uninsured borrowers may not repair the property or may stop paying their mortgage loans. This would cause the number of foreclosures to increase and decrease our ability to recover losses on properties affected by the disasters.

New legislative restrictions impacting telemarketing activities may harm our ability to market our loan products.

Federal and state laws regulate telemarketing practices, and may adversely impact our business. Enacted in 1991 and 1994, the Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act, respectively, are designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly due to new technologies that make it easier to target potential customers while at the same time making it more cost effective to do so. The Federal Communications Commission, or FCC, and the United States Federal Trade Commission, or FTC, have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. During the same time, many states have also adopted similar laws, with which we believe we also comply at this time. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs. They would also subject us to fines and penalties for failure to adhere to these requirements.

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

Should we expand into other lending operations or diversify portfolio investments, we will need to manage our growth effectively, or our financial performance will be harmed.

We have exited the subprime wholesale origination business and our operations and portfolio have been reduced. Should we expand our business in the future, our ability to manage any type of rapid growth may have a material adverse effect on our future performance. Any significant growth will place certain pressures on our management, administrative, operational and financial infrastructure.

Loan prepayment rates may increase, adversely affecting yields on our current and planned investments.

The value of the assets we hold may be affected by prepayment rates on mortgage loans. Prepayment rates on mortgage loans are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage loan interest rates, prepayments on mortgage loans generally increase and the proceeds of such prepayments are likely to be reinvested by us in assets with lower yields than the yields on the assets that were prepaid. In addition, the market value of any mortgage assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

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

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Currently, we use primarily interest rate cap agreements and interest rate swap agreements to manage interest rate risk on loan portfolio; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy.

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

New legislation and regulations directed at curbing predatory lending practices could cause a credit tightening that may eliminate refinance options and restrict our ability to originate, purchase or price nonconforming residential mortgage loans which could adversely impact our earnings.

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

It is our policy not to originate or purchase loans that are subject to HOEPA or are defined by state and local laws as being predatory or high-cost, because the institutional purchasers of our loans and/or the warehouse lenders that provide financing for our loan origination operations do not wish to purchase or finance such loans. Rating agencies often refuse to rate any securitization including loans subject to these laws or may rate such transactions based on higher over-collateralization levels. If we miscalculated the numerical thresholds regulated by these loans, we may have mistakenly originated or purchased such loans and bear the related marketplace and legal risks. The thresholds below which we try to originate loans may create artificial barriers to production and may limit the price at which we can offer loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. Prior to our initial public offering, we ceased doing business for a period of time in Georgia, New Jersey and certain cities within Ohio because we believed compliance with these requirements could not be assured at a reasonable cost with the degree of certainty that we required, and we may cease doing business in additional jurisdictions in the future where we, or our counterparties, make similar determinations with respect to anti-predatory lending laws.

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

Some of our competitors that are national banks or federally chartered thrifts and their operating subsidiaries may not be subject to these state and local laws and may as a consequence be able to offer loans that we cannot offer. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this federal preemption for national banks and their operating subsidiaries. Such federal preemption rules and interpretations generally have been upheld in the courts. At least one national rating agency has announced, that in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state that it deems to have anti-predatory lending laws with clear and objective standards. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders, we may be subject to state legal requirements and legal risks under state laws to which these federally regulated competitors are not subject, and this disparity may have the effect of giving those federal entities legal and competitive advantages. Passage of additional laws in other jurisdictions could increase compliance costs, lower fee income and lower origination volume, all of which would have a material adverse effect on our results of operations, financial condition and business prospects.

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

The broad scope of our prior and current operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

Because we originated and purchased mortgage loans in many states and may continue to do so in the future, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict nonconforming loan origination activities in those cities and counties. State and local governmental authorities have focused on the lending practices of companies in the nonconforming mortgage lending industry, sometimes seeking to impose sanctions for practices such as charging excessive fees, imposing interest rates higher than warranted by the credit risk of the borrower, failing to adequately disclose the material terms of loans and abusive servicing and collection practices. For example California has been the focal point for class action and “private attorney general” litigation against nonconforming residential mortgage lenders over the past few years. The litigation typically has been brought under the California Unfair Competition Law, a statute creating liability for “unfair” business practices even if those practices are not otherwise unlawful.

The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As we continue our operations, it may be more difficult to comprehensively identify and to accurately interpret applicable laws and regulations and to employ properly our policies, procedures and systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

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

Although we had systems and procedures directed to compliance with these legal requirements for our prior originations and believe that we are in material compliance with all applicable federal, state and local statutes, rules and regulations, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. Although our current Retail business relies on other lenders to comply with a majority of laws governing the funding of mortgage loans, if we decide to fund some or all of these loans in the future we will be required to comply with these changing requirements. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations. Furthermore, judicial resolution of regulatory issues related to our industry, even where we are not involved directly, could impose additional regulations or standards upon us that may materially increase our costs of doing business or restrict our ability to conduct our business as we currently operate.

If our servicers fail to adequately service the loans we originated and sold, this could negatively affect our business, financial condition, liquidity and results of operations.

For the loans we own, we enter into servicing agreements with a third party. If a servicer were to terminate the agreement or refuse or be unable to provide the necessary service, our choices for a new servicer may be limited and we may not be able to identify another servicer at the same cost or at all. If we are unable to engage another servicer, in addition to providing the servicing of the loans, we may be obligated to make advances for delinquent payments and other servicing-related costs may be increased, which could have a negative effect on our results of operations and financial condition.

Poor servicing and collections for which we are reliant on third-party servicers or a transfer of servicing could adversely affect the amount or value of the cash flow received from our securitized portfolio, the value of our residual interests, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

For the mortgage loans we originated in the past, and any future retail mortgage loans we may originate, we have and will rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information, and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the actual value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation. Entities making misrepresentations are often difficult to locate, and it is often difficult to collect any monetary losses we have suffered from them. We cannot assure you that we have detected or will detect all misrepresented information in our loan originations. This may also affect the performance of loans that we have in our portfolio and cause increased losses.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

The mortgage brokers from which we obtained loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. For example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. In the past, the United States Department of Justice has sought to hold a mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage broker customers.

Stockholder, director and officer refusal to comply with regulatory requirements may interfere with our ability to do business in certain states.

Some states in which we operate may impose regulatory requirements on our officers and directors and persons holding certain amounts, usually 10% or more (but in some cases 5%), of our common stock. If any such person fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our ability to conduct business in that state.

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

The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other nonpublic information provided to us by applicants and borrowers. Many states have either enacted or are considering enacting even more stringent privacy or customer-information-security breach legislation. Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

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

Future financing facilities may contain covenants that restrict our operations and our ability to make distributions if we are not in compliance with certain financial and other covenants.

We currently have no financing or warehouse facilities with material restrictive covenants. However, any future financing facilities may likely contain restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings.

The covenants and restrictions in our future financing facilities may restrict our ability to, among other things:

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

We have identified numerous material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures are not effective, which could adversely impact our ability to report our results of operations and financial condition accurately and in a timely manner.

We have seven material weaknesses in our internal control over financial reporting (“ICFR”). As required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404, management initiated an assessment of ICFR during the year ended December 31, 2006. Although management was unable to complete its review of ICFR, management identified eleven material weaknesses in our internal control over financial reporting. Management is still reviewing and assessing ICFR, but has concluded that ICFR was not effective as of December 31, 2006, given the material weaknesses that have already been identified.

Each of our material weaknesses results in more than a remote likelihood that a material misstatement will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding disclosure controls and procedures and ICFR. Due to the fact that many of our controls and procedures that were in place before the sale of our mortgage origination business to Bear Sterns are no longer in place and many are no longer needed, management is unable to assess the effectiveness of either disclosure controls and procedures or ICFR now and may not be able to do so in the near or long term future. Given the extensive material weaknesses identified, there is a risk of additional errors not being prevented or detected which could result in a failure to accurately report our financial results for the year ended December 31, 2006 and beyond. Management has extensive work remaining to identify and remediate the material weaknesses in ICFR. We are in the process of developing a plan for remediating all of the identified material weaknesses related to our existing business, however, reconstruction, evaluation and assessment of internal controls that were related to our mortgage origination business can not be practically achieved. As a result, management will concentrate its efforts on improving ICRF for our existing operations during fiscal year 2007 and beyond. There can be no assurance as to when, if ever, the remediation plan will be fully developed and when it will be implemented. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and management will continue to incur the expenses associated with the manual procedures and resources required to prepare our consolidated financial statements. There will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC, and that our future financial statements could contain errors that will be undetected. For additional detailed information on disclosure controls and procedures and ICFR, see Item 9A “Controls and Procedures” in this annual report on Form 10-K.

Our securitizations may require us to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

When we sold our mortgage loans, pursuant to a securitization, we were required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. Repurchased loans are typically sold at a significant discount to the unpaid principal balance and, prior to sale, can be financed by us, if at all, only at a steep discount to our cost. As a result, significant repurchase activity could harm our liquidity, cash flow, results of operations, financial condition and business prospects.

Our investments in mortgage securities and loans are subject to changes in credit spreads which could adversely affect our ability to realize gains on the sale of such investments and may subject us to margin calls or similar liquidity requirements.

The value of mortgage securities is dependent on the yield demanded on these securities by the market based on their credit relative LIBOR. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate (usually the applicable LIBOR security yield) to value such securities. Under such conditions, the value of our mortgage securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our mortgage securities portfolio would tend to increase.

Differences in our actual experience compared to the assumptions that we use to determine the value of our residual mortgage securities could adversely affect our financial position.

Our securitizations of mortgage loans that are structured as sales for financial reporting purposes result in the recording of the residual mortgage securities we retain at fair value. As of December 31, 2006 we had retained residual mortgage securities from our securitizations of mortgage loans with a fair value of $45.9 million on our balance sheet.

Delinquency, loss, prepayment and discount rate assumptions have a material impact on the carrying value of our residual mortgage securities. It is extremely difficult to validate the assumptions we use in determining the value of our residual mortgage securities. If our actual experience differs materially from the assumptions that we use to determine the value of these mortgage securities, our future cash flows, our financial condition and our results of operations could be negatively affected.

The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. As actual experience differs from our assumptions, we have and will continue to reduce the value of these securities. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects may be harmed, including an adverse affect on the amount of dividend payments that are made on our common stock.

Risks Relating to Our Common Stock

We are no longer listed on the New York Stock Exchange and the market in our common stock is highly speculative and may not continue.

Our common stock was delisted from the New York Stock Exchange, or the NYSE, on March 19, 2007. Our common stock now trades on the OTC Bulletin Board under the symbol “ECRO.OB”. Our delisting has reduced the market and liquidity of our common stock and consequently may adversely affect the ability of our stockholders and brokers/dealers to purchase and sell our shares in an orderly manner or at all. Trading in our common stock through market makers and quotation on the OTC Bulletin Board entails other risks. Due in part to the decreased trading price of our common stock and the elimination of analyst coverage, the trading price of our common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when our common stock was listed on the NYSE. The value of our common stock is highly speculative and any investment in our common stock would pose an extremely high degree of risk. Potential investors in our common stock should consider the highly speculative nature of our common stock prior to making any investment decision with respect to our common stock. In addition, the decrease in liquidity of an investment in our common stock could make it more difficult for us to raise capital in the future, if at all.

Our common stock is classified as a “penny stock” under SEC rules, which may make it more difficult for our stockholders to resell our common stock.

Because our common stock is not traded on a stock exchange and the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” Rule 15g-9 of the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” These include the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

We may face deregistration proceedings under Section 12(j) of the Exchange Act.

If we are unable to timely file our periodic reports with the SEC for future periods, we believe that the SEC could commence deregistration proceedings under Section 12(j) of the Exchange Act to deregister our common stock under the Exchange Act. If our common stock is deregistered, publicly available information regarding us may be limited and the price of our common stock would likely suffer an immediate and significant decline. Our common stock would no longer be quoted on the OTC Bulletin Board and there can be no assurance that there will be any active trading market for our common stock. Accordingly, investors would likely find it more difficult to acquire or dispose of our common stock or obtain accurate quotations for our common stock following any such deregistration.

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

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

There are ownership limits and restrictions on transferability in our charter. Our charter, subject to certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 5.6% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock and no more than 5.6% in value of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from these ownership limits. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose actual or constructive ownership, of in excess of 5.6% of the value of the outstanding shares of our capital stock could jeopardize our status as a REIT. Steven G. Holder and Shabi S. Asghar, together with each of their respective affiliates, will each be permitted to own up to 20.85% and 11.65%, respectively, of our common stock. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. Our charter authorized our board to reduce ownership limits below 5.6% if it is determined to be in the best interest of our stockholders. These ownership limits may delay or impede a transaction or a change of control that might be in the best interest of our stockholders.

Our charter permits our board of directors to issue common stock or preferred stock, without any action by our stockholders, with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to issue up to 200,000,000 shares of common stock and up to 20,000,000 shares of preferred stock. In addition, our board of directors may classify or reclassify unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of the classified shares. As a result, our board of directors could authorize the issuance of common stock or preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

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

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. An entity can be subject to regulation as an investment company if it holds itself out as an investment company. In addition, an entity can be regulated as investment companies even if it does not hold itself out as one, if it engages or proposed to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value of 40 per centum or less in total assets (exclusive of cash and government securities) on an unconsolidated basis. We do not hold ourselves out as an investment company, and we organize our business such that less than 40% of our assets, on an unconsolidated basis, are investment securities. To ensure that we do not qualify as an investment company, we may be required at times to adopt less efficient methods of financing certain of our assets and we may be precluded from acquiring certain types of higher-yielding assets. If the Securities and Exchange Commission, or SEC, adopts a contrary interpretation with respect to these assets or otherwise believes we should be classified as an investment company, we could be required to restructure our activities or sell certain of our assets in order to qualify for an exemption from registration as an investment company. The net effect of these factors would be to lower our net interest income or to realize a lower price on the sale of assets than might be realized if the assets were held to maturity. If we fail to qualify for an exemption and are required to register as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.

Mr. Holder, together with his respective affiliate, own in the aggregate approximately 17.77% of our outstanding common stock and there may be circumstances under which the interests of Mr. Holder and the interests of the holders of the remainder of our common stock will not be aligned.

Mr. Holder, together with his respective affiliate, own in the aggregate approximately 17.77% of our outstanding common stock. This may enable him to exercise substantial influence over the management of our company and on the outcome of any matters submitted to a vote of our stockholders. Circumstances may arise in which the interests of Mr. Holder could be in conflict with the interests of our stockholders. The concentration of ownership of our company may have the effect of delaying, deferring or preventing a change of control of our company, may discourage bids for our stock at a premium over the market price and may have a material adverse effect on the market price of our common stock.

Risks Related to Our Qualification and Operation as a REIT

Our failure to qualify as a REIT would have significant adverse consequences to us and the value of our common stock.

We currently operate in a manner that is intended to enable us to qualify as a REIT for federal income tax purposes under the Code commencing with our taxable year ending December 31, 2006. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this annual report are not binding on the IRS or any court. If we were to lose our REIT status, we would face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

Even if we qualify as a REIT for federal income tax purposes, we may be required to pay some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax in the event we sell property, including mortgage loans, as a dealer or if a taxable REIT subsidiary of ours, including Performance Credit Corporation, Encore Credit Corporation of Minnesota or PerformanceOne Financial, Inc., enters into an agreement with us on a basis that is determined to be other than arm’s-length. In addition, any taxable REIT subsidiary we own will be required to pay federal, state and local income taxes on its taxable income, as well as any other applicable taxes.

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

As of December 31, 2006 we leased office space associated with our mortgage origination operations in three principal locations: Irvine, CA, Downers Grove, IL, and Glen Allen, VA. Leases in these locations were assumed by Bear Stearns in connection with the sale of our mortgage origination operations.

As of December 31, 2006, we also leased various other office space that had previously been used in our wholesale mortgage origination business under operating leases that were not assumed by Bear Stearns. Through April 16, 2007, we have entered into various agreements to terminate or sublease all other operating leases of office space and other real estate not assumed by Bear Stearns, with the exception of two leases for office space. We are in active discussions to terminate these obligations although there can be no assurances we will be successful in this regard. Our lease reserves may prove to be inadequate as there is no assurance that our subtenants will meet their obligations under the sublease agreements.

Our executive and administrative offices were relocated to 1733 Alton Parkway, Irvine, California 92606 following the sale of our wholesale mortgage origination operations to Bear Stearns.

Item 3.	Legal Proceedings

On April 4, 2007, Performance Credit Corporation (“Performance”), filed suit in the Central District of California, Southern Division, against EMC Mortgage Corporation (“EMC”), a subsidiary of Bear Stearns, seeking damages of more than $20 million for alleged breach of contract in connection with EMC’s purchases of Performance’s residential mortgage loan portfolio during the period from and after October 10, 2006 and related matters (as amended, the “Complaint”). The Complaint alleges that EMC agreed to purchase and securitize Performance’s entire loan production monthly and assume responsibility for any early payment defaults by mortgage loan borrowers. The Complaint also alleges that EMC breached the agreement by, among other things, delaying the purchase of certain loans originated by Performance and failing to securitize monthly. As a result of these alleged breaches by EMC, the Complaint alleges that Performance suffered losses of more than $20 million when these mortgage loans declined in value from the date EMC agreed to purchase such loans until the date EMC ultimately did purchase them.

Performance has also commenced arbitration proceedings against EMC, seeking damages of more than $5 million for EMC’s breach of a Loan Servicing Agreement (“Servicing Agreement”). Performance alleges in its Demand for Arbitration that EMC breached the Servicing Agreement by failing to act diligently to collect all payments due under each of the mortgage loans required to be serviced and otherwise to perform its obligations under the Servicing Agreement.

Although we believe that these claims are well-founded, as is true of all legal proceedings, it is impossible at an early stage to predict with accuracy the likely outcome or amount of recovery, if any, that may be obtained from these actions. We expect that there will be substantial costs associated with the prosecution of these claims, which may never be recouped and which may have a material effect on our results of operations. In addition, Bear Stearns has significantly more resources than us, which may lead to prolonged litigation and increased expenses related to the prosecution of these claims.

We are not currently a party to any other material legal proceeding. We have been involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to our business. In our opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Since March 19, 2007 our common stock has traded on the OTC Bulletin Board under the symbol ECRO.OB. Prior to March 19, 2007 our stock traded on the New York Stock Exchange. As of May 14, 2007, the closing sales price of our common stock, as reported by the OTC Bulletin Board, was $0.34 and the number of stockholders of record of our common stock was 68, which amount does not include stockholders whose shares are held in the name of their broker. The following table provides the high and low sales prices of our common stock for the periods indicated, as reported by the NYSE:

Year ended December 31, 2006	High	Low
Fourth quarter	$1.40	$0.94
Third quarter	$1.27	$0.95
Second quarter	$1.65	$1.17
First quarter	$2.74	$1.00

Year ended December 31, 2005
Fourth quarter	$3.40	$2.20
Third quarter	$6.85	$3.20
Second quarter	$6.79	$4.99
February 15, 2005 to March 31, 2005	$6.96	$5.76

Dividends

During 2006, we declared a quarterly dividend of $0.24 which was paid on January 29, 2007. On March 9, 2007, the Company’s board of directors approved a $0.07 per share dividend. The dividend was paid on March 30, 2007 to stockholders of record as of March 22, 2007.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is included in Item 12 of Part III of this annual report.

Item 6.	Selected Financial Data

You should read the following summary of our historical consolidated financial and operating data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following table presents our summary historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2006, which have been derived from our consolidated financial statements audited by Grant Thornton LLP, our independent auditors.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Net interest income	$45,456	$84,840	$—	$—	$—
Provision for loan losses	19,520	41,185	—	—	—
Loss on fair value writedown of residuals	(12,035)	(7,730)
Gain on derivative instruments	16,751	16,767	—	—	—
Net loss from continuing operations	(25,823)	(8,577)	—	—	—
Net income (loss) from discontinued operations	(108,819)	(55,547)	28,276	11,247	1,659
Net income (loss)	$(134,642)	$(64,124)	$28,276	$11,247	$1,659
Mortgage loans held for investment, net	$2,403,090	$44,222,063	$—	$—	$—
Total assets	$3,779,994	$7,253,618	$1,007,546	$616,680	$368,350
Long-term debt	$2,384,025	$4,166,127	$—	$—	$—
Total stockholders’ equity	$127,971	$284,871	$52,949	$19,145	$7,851
Loss per share of common stock from continuing operations	$(0.26)	$(0.10)	$—	$—	$—
Income (loss) per share of common stock	$(1.35)	$(0.72)	$0.66	$0.30	$0.05
Dividend declared per share of common stock	$0.24	$0.65	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Summary Consolidated Financial and Other Data” and our consolidated financial statements and related notes. The following discussion and analysis discusses our financial condition and results of our operations on a consolidated basis, unless otherwise indicated Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this annual report and specifically under the caption “Risk Factors” in Part I, Item 1A of this annual report.

Formation transactions and sale of mortgage banking operations

ECC Capital Corporation (the “Company”, “ECC Capital”, “we”, or “us”) was incorporated on April 1, 2004 in the state of Maryland. ECC Capital was formed by Encore Credit Corp., now known as Performance Credit Corporation, for the purpose of effecting a restructuring that facilitated our initial public offering and conversion to a real estate investment trust, or REIT. Encore Credit was formed on October 18, 2001 in the State of California and began operations in March 2002. Encore Credit changed its name to Performance Credit Corporation in February 2007.

As part of the initial public offering, the Company: (i) issued 40,406,105 shares of common stock to the stockholders of Performance Credit Corporation in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share, and (iii) sold 3,940,110 shares of common stock in a private placement offering at $6.345 per share. ECC Capital raised a total of $379,375,000 through the sale of its stock (before offering expenses) in the public offering and the private placement.

The issuance of shares by the Company to the stockholders of Performance Credit Corporation was accounted for as a transaction between entities under common control. The assets and liabilities of Performance Credit Corporation were recorded by the Company at the time of the transaction at their carrying value.

Prior to February 2007, the Company originated nonconforming mortgage loans through its taxable REIT subsidiary, Performance Credit Corporation, principally using its network of brokers throughout the United States. The Company either sold loans to third parties, through Performance Credit, or it transferred loans to a wholly-owned bankruptcy remote subsidiary which financed such loans through the issuance of asset-backed securities in securitization transactions accounted for as financings or sales. The Company’s loan origination operations comprised the majority of its business activities within its mortgage banking segment.

During the second quarter of 2006, ECC Capital’s board of directors began to review and evaluate potential strategic alternatives to enhance shareholder value. On October 10, 2006, the Company announced that it had entered into an agreement (the “Asset Purchase Agreement”) to sell certain operating assets used in its wholesale mortgage banking operation to Bear Stearns Residential Mortgage Corporation, for approximately $26 million in cash and the assumption of certain liabilities by Bear Stearns. Under the terms of the Asset Purchase Agreement, Bear Stearns agreed to acquire the assets of the Company’s wholesale mortgage banking operation, including property and equipment, customer lists, intellectual property and information technology systems used by the Company (the “Business”). Bear Stearns agreed to assume those liabilities that are necessary for it to continue to support the originations generated by the Business, including leases for the Company’s operating centers in Irvine, California, Downers Grove, Illinois and Glen Allen, Virginia. The Company also entered into certain agreements with Bear Stearns under which Bear agreed to fund and acquire the Company’s loan production through the date of closing of the Asset Sale.

On February 9, 2007, the Company closed the sale of its mortgage banking operations to Bear Stearns and settled the sale of approximately $1.2 billion in mortgage loans to Bear Stearns, subject to certain price adjustments and call rights. Upon completion of the transaction, the Company effectively exited the wholesale mortgage origination business, agreeing not to compete in the wholesale mortgage origination business for a period of two years. Accordingly, the disposition of the mortgage banking operations is being reported as a discontinued operation for the year ended December 31, 2006. As Bear Stearns also acquired use of the Encore Credit name, the Company changed the name of Encore Credit Corp. to Performance Credit Corporation, which remains our wholly-owned subsidiary. The Company anticipates that it will record a gain on the sale of its mortgage banking operations during the three months ended March 31, 2007. However, excluding the effect of the gain on the sale, the Company expects to report a loss on its discontinued operations through the first quarter of 2007.

Following the transaction, we continue to own and manage interests in securitization trusts which issued securities collateralized by mortgages on residential real estate. Our principal sources of revenue are net interest income on our portfolio of loans held for investment and interest accretion on our investments in residual interests in our securitizations. As part of managing our portfolio of loans held for investment, we may also originate mortgage loans as a broker to generate additional revenue from borrowers wishing to prepay their mortgage loans or to facilitate the workout or modification of a loan to mitigate losses. We refer to this as portfolio protection. Revenue we generate from our portfolio protection activities is not material to our financial statements.

We are currently evaluating various operating alternatives which include, among other things, managing our existing investments in our securitizations, acquiring loan portfolios for securitization and making investments in other residual interests in securitizations. We intend to maintain our REIT status for the period of time during which we hold residual interests in our securitizations. As a REIT, earnings we distribute to our stockholders are not subject to income tax for federal or state purposes as long as we distribute at least 90% of our taxable earnings and satisfy certain other qualifying tests.

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

Mortgage Loans and Origination Costs and Fees

Our mortgage loans are classified as either held for sale or held for investment. Mortgage loans held for sale are carried at the lower of cost or market on an individual loan basis. Market value is determined by reference to prices obtained on recent sales of similar loans, planned loan sale transactions, or through loan pricing models. The provision to reduce held-for-sale loan inventory to the lower of cost or market is included in discontinued operations.

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

Mortgage loans held for sale are classified as assets of discontinued operations as of December 31, 2006. Income and expenses associated with mortgage loans held for sale, including interest income and gain on sale of loans are included in loss on discontinued operations.

Allowance for Losses on Mortgage Loans Held for Investment

Because we began to maintain a portion of our loan production on our balance sheet, we have established an allowance for losses related to the mortgage loans held for investment. We periodically conduct reviews of all loans held in our portfolio in order to determine collectibility. We determine the amount of the loss allowance for these loans based on a review of static pools, gross defaults, recovery rate trends, current economic conditions and trends, and other relevant data. To date we have had minimal losses, however, the delinquency and loss trend is expected to increase as our portfolio continues to mature. We plan to compare actual loss performance to original loss assumptions and, if necessary, make adjustments to the allowance for losses. In order to increase allowances, a loan loss provision is charged to the statement of operations, resulting in a reduction to earnings. Loans that are deemed to be uncollectible will be charged off and deducted from the allowance. Recoveries on loans previously charged off will be added to the allowance. As our portfolio of loans held for investment increases and ages, we would expect a corresponding increase in our allowance for losses.

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

Gain or loss in sale of loans is included in loss on discontinued operations.

Allowance for Repurchase Losses

Losses incurred on mortgage loans that we have sold and subsequently repurchased due to breaches of representations and warranties contained in the purchase and sale agreements are charged to the allowance for repurchase losses. The allowance represents our estimate based upon management’s evaluation of historical experience with respect to each investor’s principal, premium, interest losses and other costs, if any, expected to occur at the time of repurchase. The provision for expected repurchase losses is charged to gain or loss on sales of loans and credited to an allowance.

The allowance for repurchase losses is classified as liabilities of discontinued operations as of December 31, 2006.

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

We estimated the present value of the cash flows at the time each securitization transaction closed using certain assumptions and estimates made by management at the time the loans were sold. These assumptions and estimates included:

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

Results of Operations

Prior to our initial public offering in February 2005, our business activities consisted primarily of wholesale mortgage origination operations which we sold to Bear Stearns in February 2007. We are reporting our wholesale mortgage origination operations as discontinued operations. Our continuing operations primarily comprise what had been our portfolio investment segment, which did not exist prior to 2005.

Continuing operations

Net Interest Income. Prior to 2005, the Company operated primarily as a mortgage originator with no portfolio of loans held for investment and related long-term debt. The Company completed four securitizations that it accounted for as financings during 2005. It completed no securitizations that it accounted for as financings during 2006. The unpaid principal balances on the Company’s portfolio of loans held for investment declined from $4.2 billion at December 31, 2005 to $2.4 billion at December 31, 2006 as a result of normal principal payments and loan prepayments. Similarly, the outstanding bond balances secured by these mortgage loans declined from $4.2 billion as of December 31, 2005 to $2.4 billion as of December 31, 2006.

Although balances declined from year to year, the average balances of unpaid principal and bond balances outstanding during 2006 were higher than the average balance of unpaid principal and bond balances outstanding during 2005 as a result of the timing of the Company’s 2005 securitizations. In addition, the interest rate on the Company’s bond balances increased significantly throughout 2005 and 2006 as a result of increases in one-month LIBOR. At December 31, 2006, one-month LIBOR was 5.32%. At December 31, 2005, one-month LIBOR was 4.39%. At December 31, 2004, one-month LIBOR was 2.40%.

These factors underlie the increase in interest income and expense related to the Company’s portfolio of loans held for investment and related long-term debt. Because of the significant increases in one-month LIBOR throughout 2006 and 2005, interest expense increased by more than interest income, causing a decline in the net interest income earned by the Company.

Interest income is earned on the Company’s portfolio of loans held for investment, investments in residual interests in thousands):

	Year ended December 31,
	2006	2005	2004
Loans held for investment
Coupon interest	$223,894	$196,949	$—
Premium amortization	(23,863)	(18,366)	—
Prepayment penalties	28,322	13,958	—

Total	228,353	192,541	—
Residual accretion	12,971	3,046	—
Investment interest income	1,641	685	—

Total interest income	$242,965	$196,272	$—

Residual accretion increased during 2006 reflecting higher expected cash flows from off balance sheet securitizations completed in 2004 and 2003. As the loans underlying these securitizations have seasoned, projected cumulative losses have declined as compared to initial projections resulting in an increase in expected future cash flows and an increase in accretion income. Investment interest income increased primarily due to investing excess cash in higher yielding investments.

Premium amortization and prepayment penalties increased due to normal seasoning of the portfolio and the noted increase in average balances.

Interest expense primarily relates to the Company’s long-term debt which comprises mortgage backed bonds issued in connection with its securitizations. In addition, the Company incurred interest expense on borrowings during the year secured by the Company’s retained interests in securitizations and related commitment fees. Components of interest expense are summarized as follows (amounts in thousands):

	Year ended December 31,
	2006	2005	2004
Bond interest	$177,306	$94,935	$—
Amortization of bond discount and deferred bond issuance costs	8,126	4,846	—

	185,432	99,781	—
Warehouse interest expense	—	11,622	—
Other interest expense
Securities sold under agreements to repurchase	3,527	29	—
Commitment fees	8,550	—	—

	$197,509	$111,432	$—

During 2006, we borrowed approximately $60 million under a repurchase arrangement with a financial institution pledging our residual interests in securitizations and our ownership interests in securitization trusts consolidated for financial reporting purposes as collateral. In December 2006, we repaid all amounts outstanding under these borrowing arrangements. Other interest expense associated with securities sold under agreements to repurchase and the amortization of commitment fees was related to this repurchase agreement.

Net interest income (difference between interest income and interest expense) is summarized as follows (amounts in thousands):

	Year ended December 31,
	2006	2005	2004
Interest income	$242,965	$196,272	$—
Interest expense	197,509	111,432	—

Net interest income	$45,456	$84,840	$—

Provision for Loan Losses. Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	For the year ended December 31,
	2006	2005	2004
Beginning balance	$40,862	$—	$—
Additions	19,520	41,185	—
Charge-offs, net	(16,957)	(323)	—

Ending balance	$43,425	$40,862	$—

The increase in the provision during 2005 relates solely to establishing a portfolio of loans held-for-investment during 2005. As the Company’s portfolio for loans held for investment seasoned during 2006, realized losses increased requiring the Company to record an additional provision for loan losses to maintain the allowance at a level management believes appropriate to provide for losses in its portfolio of loans held for investment that have been incurred as of December 31, 2006.

In assessing the adequacy of the allowance for loan losses management considers, among other things, current delinquency trends. Loan delinquency information is summarized as follows (amounts in thousands):

	December 31,
	2006		2005
Aging	Loan balance	Percentage of total	Loan balance	Percentage of total
Current	$2,133,450	88.2%	$4,032,985	95.7%
30 – 59 days past due	88,274	3.6%	79,404	1.9%
60 – 89 days past due	41,562	1.7%	36,485	0.9%
90 – 119 days past due	27,840	1.1%	23,508	0.5%
120 – 149 days past due	23,884	1.0%	15,982	0.4%
150 – 179 days past due	22,222	0.9%	9,786	0.2%
180 + days past due	84,985	3.5%	16,474	0.4%

	$2,422,217		$4,214,624

Bankruptcy/foreclosure	$159,239	6.6%	$48,018	1.1%

We believe delinquency levels as of December 31, 2006 have increased due to normal seasoning of the loan portfolio and present market conditions. Although unpaid principal balances at December 31, 2006 have declined from the prior year by 43%, the allowance for loan losses has increased as a percentage of the outstanding portfolio balance from 1.0% as of December 31, 2005 to 1.8% as of December 31, 2006.

As of December 31, 2006 the allowance for loan losses represents 22% of unpaid principal balances 60 days or more delinquent. Through December 31, 2006, average loss severity on all liquidated loans has been 18.0%. For the year and three months ended December 31, 2006, average loss severity on liquidated loans during these periods was 17.9% and 20.7%, respectively. We believe average loss severity on liquidated loans will be in excess of 30% during the first quarter of 2007 as evidenced by preliminary results.

Gain on Trading Securities and Derivative Instruments. The net gain on trading securities and derivative instruments comprises the following (amounts in thousands):

	For the year ended December 31,
	2006	2005	2004
Residual mark-to-market gain (loss)	$(12,035)	$(7,730)	$—
Derivative gains (losses):
Eurodollar futures	—	2,144	—
Interest rate agreements	(17,960)	20,378	—
Net receipts (payments) under interest rate agreements	34,711	(5,755)	—

	$4,716	$9,037	$—

The residual mark-to-market loss in 2005 relates primarily to a reduction in projected cash flows from our residual interests in securitizations accounted for as trading instruments as compared to initial projections. The decline in projected cash flows reflected higher than expected prepayments as well as a reduction expected excess cash flows resulting from increasing interest rates.

We completed a securitization of approximately $1.1 billion in assets in May 2006. The fair value assigned to the residual interests at the date of securitization was $50,185,000. In July 2006, we sold a portion of our residual interests in this securitization which reduced the fair value of our residual interests to approximately $33 million. In February 2007 we completed the sale of our remaining interests in this securitization for $20 million. As of December 31, 2006, we valued these residual interests at $20 million and recorded a mark-to-market loss on this asset of approximately $13 million.

A summary of the fair values of our residual interests in securitizations is as follows (amounts in thousands):

	Value as of December 31,
	2006	2005
SASCO ECC 2003-1	$3,525	$1,464
CWABS ECC 2004-1	9,407	4,837
CWABS ECC 2004-2	12,988	8,452
Bravo Mortgage Asset Trust 2006-1	20,000	—

Total	$45,920	$14,753

The values of the securitizations we completed in 2003 and 2004 increased primarily as a result of the recording of accretion income discussed previously. We did not receive any material cash flows on these residual interests during 2006; however, we began receiving cash flows on both 2004 securitizations during the first quarter of 2007. Loan principal balances in the 2003 securitization have paid down to the point that the servicer may exercise their clean up call rights, upon which the balance of the overcollateralization account within the securitization will be released to us. We are unable to determine when, or if, such a clean up call will occur.

In 2005, we utilized Eurodollar futures to hedge the risk of changes in interest rates on our LIBOR-indexed warehouse liabilities after loans were designated as held for investment and awaiting securitization. The gain on interest rate contracts in 2005 reflects the effect of increasing interest rates on the cap and swap interest rate agreements hedging the risk of changes in interest rates on our LIBOR-indexed long-term debt. As a result of rates increasing in 2005 and into 2006, we received payments under our cap and swap interest rate agreements. The decline in the value of our interest rate agreements in 2006 largely reflects the effect of these distributions and the reduced remaining term of the agreements.

Operating expenses. The decline in operating expenses is consistent with reductions in personnel headcount and other related administrative costs that occurred during 2006 as we implemented various cost savings initiatives.

Following the initial public offering in 2005, ECC Capital shared personnel and services with its subsidiaries, principally Performance Credit Corporation through the date of the sale of the mortgage origination business to Bear Stearns. Operating expenses for the years ended December 31, 2006 and 2005 include the costs associated with these shared personnel and services despite the fact that many of the personnel providing such services became employees of Bear Stearns after February 9, 2007. Although the number of employees was significantly reduced following the completion of the sale of the mortgage origination business to Bear Stearns and while there can be no assurances as to the amount of operating expenses we incur in the future, we anticipate that our future operating expenses will be less than is being reported in continuing operations for the year ended December 31, 2006.

Servicing fees. Servicing fees are paid to third party loan servicers that service our portfolio of loans held for investment. Servicing fees were slightly higher for the year ended December 31, 2006 as compared to 2005 due to the higher average balance of mortgage loans outstanding during 2006 as previously discussed.

Discontinued Operations

Summary operating information for our wholesale mortgage origination operations are as follows (amounts in thousands):

	Year ended December 31,
	2006	2005	2004
Interest income	$126,655	$146,182	$56,189
Interest expense	105,257	95,092	28,170

Net interest income	21,398	51,090	28,019
Gain (loss) on sale of loans	(52,355)	(38,332)	171,856
Gain (loss) on trading securities and derivative instruments, net	5,194	30,290	(36,538)

Net revenues	(25,763)	43,048	163,337
Operating expenses	82,902	116,296	114,773
Other Income	—	(5,382)	—
Income tax provision (benefit)	154	(12,319)	20,288

Income (loss) from discontinued operations	$(108,819)	$(55,547)	$28,276

Mortgage loan originations	$6,235,101	$14,040,632	$9,114,332
Loans held for sale as of year end	$1,137,142	$2,744,423	$911,784
Warehouse and repurchase facilities	$1,169,587	$2,708,266	$894,307

The mortgage origination operations grew significantly during the period 2002 through 2005, largely as a result of historically low interest rates and home price appreciation. Interest income and expense increased from 2004 to 2005 as a result of the higher average outstanding balances of mortgage loans held for sale and related warehouse borrowings. The interest rate on our warehouse borrowings was generally tied to one-month LIBOR and as the general level of interest rates began to increase in 2005, the cost of warehouse financing increased. Increases in interest rates on our mortgage loans held for sale lagged the rate at which interest costs on our warehouse borrowings increased, reducing net interest income beginning in 2005 and through 2006. We also entered into certain agreements under which Bear Stearns agreed to fund and acquire our loan production subsequent to October 10, 2006 and through the date of the close of the transaction. The interest rate on the warehouse borrowings was equivalent to the weighted average coupon on the loans securing the borrowings. As a result, we received no net interest income during the fourth quarter of 2006 which significantly contributed to the decline in net interest income in 2006.

The following table represents the components of gain or loss on sales recorded each period:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Premium from whole-loan sales	$29,775	$92,431	$259,799
Provision for repurchases	(29,453)	(12,837)	(10,230)
Non-refundable loan fees, net	(72)	(5)	(135)
Lower of cost or market adjustment for loans held for sale	(16,295)	(40,689)	28,052
Deferred origination costs	(36,310)	(77,232)	(134,642)

Gain (loss) on sale of loans, net	$(52,355)	$(38,332)	$142,844

During 2004 we sold approximately $8.8 billion in loans at a weighted average price of 102.9%. During 2005, we sold $7.0 billion in loans at a weighted average price of 101.4%. Throughout 2005, we experienced a decline in whole loan sales prices, in particular during the fourth quarter. During the fourth quarter of 2005, credit market conditions required additional credit enhancements that negatively impacted the prices at which we could sell our loans. The decline in sales prices we experienced during the fourth quarter also reflected, in part, normal seasonal trends, as well as a need to reduce higher levels of for-sale inventory we had retained while selecting mortgage loans for securitization. Declining sales prices also required us to record a valuation allowance to reduce the carrying value of our loans held-for-sale as of the end of the third and fourth quarter of 2005 to the lower of cost or market. This valuation allowance reduced the amount we reported as gain or loss on sale and resulted in us reporting a loss on the sale of loans for the year ended December 31, 2005 of $38.3 million.

We continued to experience negative trends in whole loan sale pricing throughout 2006, selling $7.7 billion at a weighted average price of 100.5%. As we did not have warehouse financing available to retain our loan inventory following the close of the sale of our wholesale mortgage origination operations to Bear Stearns, in February 2007, we sold approximately $1.2 billion in mortgage loans to Bear Stearns at a weighted average price of 97.5%. Loan inventory as of December 31, 2006 that was sold to Bear Stearns in January and February 2007 was marked to the lower of cost or market (LOCOM) based upon these loan sale transactions, resulting in a LOCOM valuation allowance of approximately $51.4 million at that date and a net LOCOM provision of $16.3 million for the year ended December 31, 2006.

In addition, during the first half of 2006 we began to experience an increase in repurchase claims related to early payment defaults (EPD) on mortgage loans for which the borrower has missed the first payment due to the purchaser of the loan or investor. This led to the need to increase our reserve for losses that are incurred in connection with the repurchase and disposition of repurchased loans or the costs incurred in directly settling any repurchase obligation with an investor. During the third and fourth quarters of 2006, we entered into settlement agreements with 11 purchasers of our loans paying or accruing a total of $35.4 million to extinguish various EPD and representation and warranty repurchase claims. Loans sold to these 11 purchasers during 2006 represented the majority of our sales volume for the year. Under the terms of most of the settlement agreements, as well as our agreement with Bear Stearns for the sale of loans through the date of closing the sale of the mortgage banking operations, we settled most known existing and future forecasted claims, limiting the ability of purchasers of our loans to put them back to us. However, there could be additional unknown claims that may result in future material liability.

The gain on trading securities and derivative instruments principally reflects the gain or loss on our investment in Eurodollar futures. We utilized Eurodollar futures to hedge the risk of changes in the value of our loan inventory and anticipated originations due to changes in interest rates. Due to rising interest rates these derivative instruments increased in value. Interest rates continued to increase during 2006, although the impact of rising rates was not as significant as in 2005. In addition, we reduced the number of outstanding Eurodollar contracts due to a decline in average loan inventory and production levels. We settled all outstanding Eurodollar contracts in February 2007 in connection with the sale of our loan inventory to Bear Stearns.

Operating expenses reflect those expenses that were directly related to the mortgage origination business. Following the initial public offering in 2005, ECC Capital shared personnel and services with its subsidiaries, principally Performance Credit Corporation through the date of the sale of the mortgage origination business to Bear Stearns. Costs associated with these shared personnel and services have been allocated to continuing operations, despite the fact that many of the personnel providing such services became employees of Bear Stearns after February 9, 2007.

The increase in operating expenses from 2004 to 2005 primarily reflects the continued growth in loan production levels through 2005. In early 2006, we began implementing various cost savings initiatives which, in conjunction with a decline in production during 2006 resulted in a decrease in operating expenses from 2005 to 2006.

Other income of $5.4 million for the year ended December 31, 2005 related to proceeds we received from a legal settlement.

Through 2004, our wholesale mortgage origination operations were profitable and, as a result, required to pay federal and state income taxes. Losses incurred during 2005 were carried back to 2003 and 2004 to the extent possible to recover taxes paid in those years. During 2006, we received approximately $31 million in cash from refunds received from federal and state tax jurisdictions.

Income taxes

We currently intend to continue to be taxed as a REIT for federal income tax purposes. Performance Credit is treated as our taxable REIT subsidiary, or TRS. Federal income tax law requires that a REIT distribute to its stockholders annually at least 90% of its net taxable income, excluding its net capital gains and excluding the retained earnings of any TRS it owns. If we distribute all of our taxable income to our stockholders and otherwise qualify as a REIT, we generally will not be required to pay federal income tax. Any taxable income generated by our taxable REIT subsidiaries, however, will be subject to regular corporate income tax. Our TRSs may retain any income generated, net of any tax liability incurred on that income, without affecting the REIT distribution requirements, subject to our compliance with the 20% asset test applicable to our ownership of securities in TRSs. If Performance Credit chooses to make distributions to us, the amount of such distribution that is taxable as a dividend will be included in our taxable income that is subject to the distribution requirements. Any distributions we make in the future will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations.

As certain of our subsidiaries are taxable entities, we have reported a provision or benefit for income taxes within our financial statements. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The operating losses of the TRS during 2005 has been carried back to recover approximately $31 million in taxes paid in prior years. The remaining net operating loss from 2005 and operating losses from the first half of 2006 resulted in a deferred tax asset of approximately $72 million, which has been fully reserved for at December 31, 2006. We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In view of operating losses at our TRS, we do not believe we will realize any benefit from net operating loss carryforwards and deductible temporary differences and have fully reserved the related deferred tax asset.

Off-Balance Sheet Arrangements

We are party to transactions that have off-balance sheet components. In connection with off-balance sheet securitization transactions, there were $1.038 billion in loans remaining in off-balance sheet trusts as of December 31, 2006. The trust has issued securities or bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trust. The third party investors, or the trust, generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for breaches of standard representations and warranties.

We have retained certain residual interests in the securitization trust. The performance of the loans in the trust will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2006, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on our balance sheets (amounts in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating leases	$6,862	$3,492	$2,027	$1,343	$—
Warehouse and repurchase facilities	$1,169,587	$1,169,587	—	—	—
Repurchase obligations	$200	$200	—	—	—
Long-term debt(1)	$2,389,084	$1,543,672	$620,231	$150,668	$74,513

(1)	The long-term debt had a weighted average interest rate of 5.76% at December 31, 2006.

Operating leases

Through April 16, 2007, we have entered into various agreements to terminate or sublease all our material operating leases of office space and other real estate, with the exception of two leases for office space. We are in active discussions to terminate one of the leases or to sublease the property. We hold a minority ownership interest in a small retail lending business which is consolidated in our financial statements. That business leases office space under another lease arrangement that has been guaranteed by the Company and is reflected in the contractual obligations and commercial commitments presented above. Our lease reserves may prove to be inadequate as there is no assurance that our subtenants will meet their obligations under the sublease agreements.

We made total payments of $2,085,000 subsequent to December 31, 2006 to terminate remaining lease obligations. Remaining operating lease commitments as of December 31, 2006 as presented above reflect the two leases referred to above through their termination dates and payments made on terminated leases through March 2007, including termination payments.

Warehouse and repurchase facilities

All amounts due under warehouse and repurchase facilities at December 31, 2006 were payable to Bear Stearns and were repaid in February 2007 in conjunction with the closing of the sale of our wholesale mortgage origination business.

Repurchase obligations

During the third and fourth quarters of 2006, we entered into settlement agreements with 11 purchasers of our loans paying or accruing a total of $35.4 million to extinguish various EPD and representation and warranty repurchase claims. Loans sold to these 11 purchasers during 2006 represented the majority of our sales volume for the year. Under the terms of most of the settlement agreements, as well as our agreement with Bear Stearns for the sale of loans through the date of closing the sale of the mortgage banking operations, we settled most known existing and future forecasted claims, limiting the ability of purchasers of our loans to put them back to us. However, there could be additional unknown claims that may result in future material liability.

As of March 2007, we have unresolved claims from investors to repurchase approximately $5.5 million in loans. As of December 31, 2006, we have reserved $2.2 million for potential losses that may be realized on the settlement of these and other incurred but unknown claims. Although management believes the amount reserved is adequate to provide for losses on the settlement of repurchase claims, the timing and amount of any remaining repurchase claims, is highly uncertain and it is reasonably possible that losses ultimately realized may greater than amounts provided for.

Long-term debt

Long-term debt represents amounts payable to bondholders in connection with our securitizations accounted for as financings. As principal payments on the underlying mortgages are paid through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds the Company estimates that the bonds will be fully repaid by 2015. However, the bonds have a “clean-up call” provision which allows the Company to dissolve the trust and repay outstanding bonds when the remaining principal balance of the underlying loans is 10% or less of their original balance. If the Company exercises this call provision, the Company estimates that the bonds could be fully repaid by 2009.

Liquidity and Capital Resources

Upon completion of our transactions with Bear Stearns in February 2007, we effectively exited the wholesale mortgage origination business. Following the transaction, our principal source of liquidity is the cash flow we receive from our securitizations. We created our securitizations through transfer of loans to a trust that issued long-term debt or bonds collateralized by the loans. The trust collects the principal and interest on the loans and passes through all principal collected to bondholders. Interest is paid to holders of the debt based upon the stated rate associated with the class of debt. The difference between the interest collected on the loans and interest paid to the bondholders and ongoing expenses of the trust is excess cash flow. The excess cash flow provides additional collateral to the bondholders as it is available to absorb losses realized on defaulted loans. To the extent excess cash flow exceeds losses on the loans, it is used to pay down principal on senior securities issued by the trust to create additional collateralization (over-collateralization or OC) until specified OC levels are maintained by the trust. Excess cash flow not required to cover losses or build OC will be distributed to us, or in the event a Net Interest Margin trust, or NIM, was created in connection with the securitization, to the related NIM holders until the NIM securities are retired, and then to us. In addition to excess cash flow from the securitizations, we also receive servicing fees to the extent that we have retained ownership in the servicing rights on the loans included in the trust. We receive cash flows from securitizations as described regardless of whether the securitization is accounted for as a sale or a financing.

Through December 31, 2006, we have completed eight securitizations. A summary of our securitizations’ initial and current balances and over collateralization requirements as of December 31, 2006 is as follows (amounts in thousands):

	As of December 31, 2006
	Date of securitization	Scheduled loan principal balances		Bond balances	NIM bond balances	Over collateralization		60+ days delinquencies(1)
Securitization		Initial	Current			Currently required	Current balance
	(in thousands)
	(unaudited)
Retained interests
SASCO ECC 2003-1	Apr-03	$278,718	$28,494	$24,731	$—	$3,763	$3,763	14.5%
CWABS ECC 2004-1	Jul-04	530,000	96,961	86,217	—	12,190	10,606	11.6%
CWABS ECC 2004-2	Sep-04	549,464	97,298	87,138	—	5,449	10,160	12.6%
Bravo Mortgage Asset Trust 2006-1	May-06	1,058,429	814,757	767,833	7,560	46,029	46,924	13.3%
Financing transactions
ECR 2005-1	Mar-05	1,600,004	625,575	604,775	—	20,800	20,800	9.7%
ECR 2005-2	May-05	1,400,000	659,960	643,160	—	16,800	16,800	10.2%
ECR 2005-3	Aug-05	1,029,348	542,243	512,907		29,336	29,336	8.7%
ECR 2005-4	Nov-05	1,000,002	633,556	625,556	2,687	8,000	8,000	9.7%

Total			$3,498,844	$3,352,317	$10,247	$142,367	$146,389

(1)	60+ days delinquencies also include bankruptcies, foreclosures and REO.

A summary of cash flows received by us from our retained interests in each securitization during the year ended December 31, 2006 is as follows (amounts in thousands):

Securitization	Year ended December 31, 2006
Retained interests
SASCO ECC 2003-1	$55
CWABS ECC 2004-1	—
CWABS ECC 2004-2	—
Bravo Mortgage Asset Trust 2006-1	3,983

Financing transactions
ECR 2005-1	24,576
ECR 2005-2	25,116
ECR 2005-3	1,938
ECR 2005-4	—

Total	$55,668

As of March 2007, we are receiving distributions of cash flow from all of our securitizations except SASCO ECC 2003-1. Loan principal balances in the 2003-1 securitization have paid down to the point that the servicer may exercise their clean up call rights, upon which the balance of the overcollateralization account within the securitization will be released to us. We are unable to determine when, or if, such a clean up call will occur.

We sold our interest in Bravo Mortgage Asset Trust (BMAT) 2006-1 in February 2007 for $20 million. We are continuing to explore opportunities to maximize the value and liquidity of our remaining retained interests, including the sale or financing of all or part of our retained interests in securitizations.

Management believes that cash flows from its securitizations, including cash made available from the sale or financing of all or part of the Company’s retained interests in securitizations, will be adequate to provide for operating needs through 2007. However, there has recently been significant adverse publicity regarding market conditions in the subprime mortgage industry. Several companies have announced an increase in loan defaults and losses and concerns regarding the growing impact that slowing appreciation and, in some cases, declines in housing prices may have on loss reserves and the values of their mortgage loans and retained interests in securitizations. If loan delinquencies and losses increase within our securitizations, cash flows we receive from our securitizations may be reduced. Based on current market conditions, our ability to sell and or satisfactorily finance certain assets may be adversely impacted. These market conditions as well as a possible decline in expected cash flows from its residual interests in securitizations may negatively impact the cash flow generated from our securitizations.

Other Borrowings

From time to time we may also enter into repurchase borrowing arrangements, pledging securities we own as collateral. During 2006, we borrowed approximately $60 million under a repurchase arrangement with a financial institution pledging our residual interests in securitizations and our ownership interests in securitization trusts consolidated for financial reporting purposes as collateral. In December 2006, we repaid all amounts outstanding under these borrowing arrangements.

From time to time we may borrow against the cash surrender value of corporate owned life insurance (“COLI”). At December 31, 2006, we had $10.1 million in outstanding borrowings under this arrangement. The total cash surrender value of the COLI, including amounts securing borrowings, was $14.2 million at December 31, 2006. We maintain COLI as a mechanism for funding liabilities to employees that contribute to a deferred compensation plan. Our liability to the plan at December 31, 2006 was $15.8 million. This liability was reduced to approximately $4.2 million during the first quarter of 2007.

Cash Flow

Cash provided by operating activities was $1.6 billion for the year ended December 31, 2006 as compared to cash used by operating activities of $7.1 billion for the year ended December 31, 2005. This reflects a decline in loan production from $14.0 billion in 2005 to $6.2 billion in 2006 and the sale of approximately $7.7 billion in loans held for sale in 2006.

Cash provided by investing activities increased to $1.7 billion for the year ended December 31, 2006 from $804.6 million for the year ended December 31, 2005. The increase was mainly due to principal payments received on our loans held for investment.

Cash used by financing activities was $3.3 billion for the year ended December 31, 2006 as compared to cash provided by financing activities of $6.3 billion for the year ended December 31, 2005. The increase is mainly due to repayments of long-term debt (as a result of payments received on our loans held for investment) and a reduction in our warehouse liability (as a result of the decline in our loans held for sale).

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This evaluation is done through a two-step process, which requires a company (1) to determine whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority and (2) to determine the amount of benefit to recognize in the financial statements. The amount recognized should be the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes the adoption of FIN 48 will not have a material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has not yet completed an evaluation of the impact of adopting SFAS 159 on its financial statements.

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

Risk Management

Our risk management focuses on protecting against possible “compression” in the net interest margin with respect to our portfolio of loans held for investment. The “yield curve” creates this risk because of different repricing durations for instruments with different maturities. In substance, the hedging objective is to protect the net interest margin by matching repricing durations for the hybrid/adjustable-rate mortgage loan portfolio and the corresponding funding sources. For accounting purposes, these hedges are called cash flow hedges, and the accounting is different than for fair value hedges.

Hybrid/adjustable-rate mortgage loans have longer repricing durations and we may not be able to obtain matched repricing durations for the corresponding funding sources since borrowings generally have a shorter repricing duration than most hybrid/adjustable-rate mortgage loans where the initial rate is fixed for one to five years. We hedge these loans with interest rate swap agreements and cap agreements in order to match the repricing durations of the loans and our funding sources.

Interest Rate Risk

We are subject to interest rate exposure relating to our portfolio of mortgage loans held for investment. Changes in interest rates impact our future earnings in various ways. While we originate and hold in our loan portfolio primarily hybrid/adjustable-rate mortgage loans, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for a number of reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our hybrid/adjustable-rate mortgage loans because the reset dates on our borrowings generally occur sooner than that of the hybrid/adjustable-rate mortgage loans. The interest expense on the mortgage-backed securities is typically adjusted monthly relative to market interest rates, generally the one-month LIBOR. The interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans, generally for the first two or three years from origination, while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Second, interest rates on hybrid/adjustable-rate mortgage loans may be capped for the first adjustment, per adjustment period and for the life of the loan (commonly referred to as the initial cap, the periodic cap and the lifetime cap, respectively), and our borrowings may not have similar limitations. Third, interest rates on hybrid/adjustable-rate mortgage loans typically change less frequently than the applicable interest rates on our liabilities.

The rate of prepayment on mortgage loans may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause us to amortize the premiums paid for our mortgage loans faster, resulting in a reduced yield on our mortgage loans. Increased prepayments would also reduce the length of time we received excess cash flow from our securitizations, reducing the value of our retained interests in securitizations.

Conversely, the rate of prepayment on mortgage loans may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our hybrid/adjustable-rate mortgage loans over a longer time period, resulting in an increased yield on our mortgage loans. Decreased prepayments would also increase the length of time we receive excess cash flow from our securitizations, increasing the value of our retained interests in securitizations.

Interest rate changes may also impact our equity as our residual interests and derivative instruments are held at fair value. In general, we would expect that over time, decreases in income from our loan portfolio attributable to interest rate changes will be offset to some degree by increases in cash flow received from our derivative instruments and vice versa.

Changes in market interest rates affect our estimates of the fair value of our mortgage loans held for investment and related derivatives. The changes in fair value that are stated below are derived based upon hypothetical immediate and equal changes to market interest rates of various maturities. The effects of the hypothetical adjustment to the base or current interest rate curve are adjusted by the levels shown below:

Hypothetical Change in Interest Rate (basis points)	100	50	-50	-100
	(in thousands)
As of December 31, 2006
Change in fair value of loans held for investment	$(28,670)	$(14,095)	$13,134	$26,147
Change in fair value of interest rate cap and swap contracts	3,010	1,505	(1,505)	(3,010)

Net change	$(25,660)	$(12,590)	$11,629	$23,137

As of December 31, 2005
Change in fair value of loans held for sale	$(33,014)	$(16,507)	$16,507	$32,172
Change in fair value of loans held for investment	(60,802)	(29,996)	29,563	59,126
Change in fair value of Eurodollar contracts	18,575	9,288	(9,288)	(18,575)
Change in fair value of interest rate cap and swap contracts	60,562	30,224	(29,649)	(49,405)

Net change	$(14,679)	$(6,991)	$7,133	$23,318

Residual Interests. We had residual interests in the loans held in the trust utilized in our off-balance sheet securitization transactions of $45.9 million and $14.8 million outstanding at December 31, 2006 and 2005, respectively. Residual interests are recorded at estimated fair value. We value these assets based on the present value of estimated future cash flows using various assumptions regarding prepayments, defaults, loss severity and discount rate.

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

The table below illustrates the resulting hypothetical fair values of our residual interests at December 31, 2006 and 2005 caused by assumed immediate increases to the key assumptions used to determine fair value:

	December 31,
	2006	2005
	(in thousands)
Carrying value / fair value of residual interests	$45,920	$14,753
Prepayment speed assumption:
Fair value after:
Impact of a 10% increase	$46,055	$11,079
Impact of a 20% increase	$46,179	$9,996
Credit loss assumption:
Fair value after:
Impact of a 10% increase	$45,618	$13,169
Impact of a 20% increase	$45,273	$11,962
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% increase	$45,782	$14,554
Impact of a 20% increase	$45,648	$14,358
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% increase	$45,756	$13,771
Impact of a 20% increase	$45,807	$12,814

These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution. The changes in the assumptions regarding prepayments and credit losses were applied to the cash flows of the mortgage loans underlying the retained interests. Changes in assumptions regarding discount rate were applied to the cash flows of the securitization trusts. Generally, changes in fair value based upon a change in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The change in one assumption was calculated without changing any other assumptions. In reality, changes in one assumption may result in changes in others, which may magnify or offset the sensitivities. For example, changes in market interest rates may simultaneously impact the prepayment, credit loss and discount rate assumptions. In addition, it is possible that prepayment speeds, credit losses and changes in interest rates are subject to market conditions and, as such, may increase by more 20% causing a further reduction in the fair value of our residual interests in securitizations.

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

Credit Risk

For loans we carry as held-for-investment, we are subject to the risk that a borrower will default, requiring foreclosure on and disposition of the collateral at an amount less than the principal and accrued interest. Our interests in our securitizations are subordinate to other interests and absorb the losses incurred on these loans, reducing the cash flows ultimately distributed to us. However, we are not obligated to fund losses beyond the interests we hold in our securitizations.

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

We generally qualified our borrowers based upon the initial payment for the mortgage loan. If the payment is subject to adjustment at some future point in time and if interest rates increase, the borrower’s income may not be able to support the monthly payment on the loan when the formerly fixed payment adjusts upward to reflect the increased interest rate (i.e., payment shock).

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

A summary of loan products in our portfolio of loans held for investment at December 31, 2006 follows:

Product	Loan count	Balance	Weighted average coupon	FICO score	Loan to value	Debt to income
	(loan balances in thousands)
2/28 ARM	6,027	$1,093,855	7.52%	605	80	41
30 YR Fixed	2,582	495,584	6.92%	649	76	40
2 YR I/O 2/28 ARM	875	241,919	6.57%	661	81	41
3/27 ARM	817	154,367	7.46%	624	81	40
5 YR I/O 2/28 ARM	421	114,413	6.73%	666	82	41
2/28 Dual	318	84,580	7.20%	597	79	42
5 YR I/O 3/27 ARM	178	48,926	6.89%	673	83	40
15 YR Fixed	165	19,493	7.06%	629	64	37
5 YR I/O 30 YR Fixed	153	43,121	6.63%	685	76	40
1 YR 1/29 ARM	145	29,251	9.55%	618	81	40
5 YR 5/25 ARM	140	31,659	6.72%	650	78	42
3 YR I/O 3/27 ARM	136	35,870	6.68%	670	81	41
20 YR Fixed	120	18,488	6.77%	654	71	40
6 Month LIBOR	26	6,809	10.23%	646	80	42
10 YR Fixed	17	1,502	7.26%	622	61	39
25 YR Fixed	13	2,380	6.75%	655	74	37

Total/Average	12,133	$2,422,217	7.22%

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in the consolidated financial statements set forth in Part IV, Item 15(a) of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2006, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation and taking into account the deficiencies in internal control over financial reporting discussed below, our Chief Executive Officers and Chief Financial Officer concluded that as of December 31, 2006 and the date of this filing, our disclosure controls and procedures were not effective at a reasonable level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Beginning in 2005 and through the first half of 2006, the Company undertook a significant effort to review the effectiveness of its internal control over financial reporting. However, during 2005 and 2006, the Company incurred significant operating losses and during 2006 the Company began to explore various strategic alternatives, including a sale of the Company. The Company’s efforts necessarily became more focused on addressing its operations given the severe market conditions, initiating further cost reductions and exploring various strategic alternatives rather than reviewing the effectiveness of its internal controls over financial reporting. At that time, management reasonably believed that the Company would not be a SEC registrant for the year ended December 31, 2006 or that the Company would have completely restructured its existing operations making it not feasible to timely review the effectiveness of its internal controls. On October 10, 2006, the Company entered into an agreement to sell its mortgage banking operations to Bear Stearns Residential Mortgage Corporation, which we refer to as the sale transaction. The agreement contemplated that the sale transaction would close on or about December 1, 2006. However, completion of the sale transaction did not occur until February 9, 2007.

Prior to the sale transaction, the Company had approximately 700 employees. Following the transaction, the Company retained 40 employees. As a result of the sale transaction, those employees involved in the operating processes of the mortgage banking operation no longer worked for the Company, and the Company’s information systems environment, processes and procedures significantly changed.

During the fourth quarter of 2006 management understood that the Company would be required to complete the documentation of controls and identify and test compliance with key controls over financial reporting so as to permit management to report on the effectiveness of internal controls over financial reporting and restarted efforts to do so. However, management was unable to devote the time, effort and resources necessary to complete this process as of December 31, 2006. Management did not know until mid-December 2006 that the sale transaction would not be completed in 2006. After the close of the sale transaction on February 9, 2007, it was not possible for management to complete the documentation and testing of controls and test compliance with key controls over financial reporting due to the following:

•

Many employees with a role in the internal control structure no longer worked for the Company after February 9, 2007 as a result of the sale transaction. Further, there was significant employee attrition during the latter half of 2006. As a result, changes in processes and controls and related compliance were not always documented in a manner that evidenced the performance of required procedures and controls.

•

Processes employed by the Company during 2006 were changed during and following the transaction. Many changes involved information systems processes that were abandoned or transitioned to the buyer’s information technology platform after February 9, 2007. Management did not consider it to be cost effective to retain or reconstruct such processes after February 9, 2007 solely for the purpose of facilitating internal control testing on extinct processes.

As a result of these circumstances, management was unable to complete its testing of internal controls over financial reporting for the year ended December 31, 2006. Notwithstanding the foregoing, in the course of performing its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, management identified material weaknesses in the Company’s internal control over financial reporting. Material weaknesses noted and planned remedial actions include the following:

Deficiency noted	Planned remedial action
There are inadequate controls to restrict access to key spreadsheet applications and to test and prevent changes to key spreadsheet applications.	Procedures will be implemented to restrict access and to prevent changes to key spreadsheet applications

Management does not effectively document or evaluate controls surrounding processes performed by third party service providers including loan servicers.	Management has created a servicing oversight function to monitor servicer performance.

The review and approval of transactional activity and significant management estimates and judgements is not regularly documented.	Transactional activity and significant estimates and judgments are already documented and reviewed. Going forward the review and approval process will be regularly documented.

Deficiency noted	Planned remedial action
There is inadequate segregation of duties surrounding the authorization and recording of cash disbursements processed by wire transfer.	We have reassigned responsibilities to mitigate segregation of duties issues and will implement transaction limits to reduce exposure to fraud arising from segregation of duties deficiencies.

Adherence to various policies and procedures within the information systems environment was not documented	The information systems environment was completely changed following the sale transaction. We are in the process of documenting policies and procedures and adherence thereto.

The completion of procedures and processes surrounding the monthly and quarterly accounting close is not fully documented.	Required procedures and processes are completed, however, the completion is not always documented in the Company’s closing checklists. The closing checklists will be completed at each accounting period end and reviewed by the Chief Financial Officer.

There is inadequate segregation of duties surrounding access to payroll accounting systems and information.	This deficiency has been significantly mitigated by the significant reduction in employees. Payrolls will be approved by the Chief Financial Officer or his delegate who will be independent of the payroll function.

In making its limited assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2006 and the date of this filing, the Company’s internal control over the financial reporting was not effective based on those criteria.

Grant Thornton LLP (GT), our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for 2006. However, as management has concluded that it is unable to complete its assessment of internal control over financial reporting as of December 31, 2006 as required under Section 404 of the Sarbanes-Oxley Act, Grant Thornton has issued a report, included herein, that disclaims an opinion on management’s assessment and as to the effectiveness of our internal control over financial reporting as of December 31, 2006.

The table below contains GT’s findings and management’s responses to the findings.

Deficiency noted	Planned remedial action
There are material weaknesses related to management’s assessment process of internal controls related to financial reporting, including:

Documentation is not in conformity with COSO’s Integrated Framework.	Management will implement standards that are intended to meet COSO documentation standards

Specific programs or controls designed to prevent, deter and detect fraud were not identified.	Management will implement controls designed to prevent, deter and detect fraud. that are intended to meet COSO documentation standards

Management’s testing of internal controls was incomplete.	Management will complete test of controls during fiscal year 2007.

Deficiency noted	Planned remedial action
The assessment process did not identify controls related to:

Generation of loan file documents;	The sale of the loan origination business make this finding no longer applicable

Access to warehouse line funding;	The sale of the loan origination business make this finding no longer applicable

Recordkeeping of repurchase claims made under whole loan sale agreements;	Due to settlements of repurchase claims and the exiting of the wholesale loan origination business, management does not consider this to be a material weakness in fiscal year 2007.

Review and approval of the amortization calculations for capitalized fees and costs for loans held for investment;	Management intends to implement controls surrounding this area.

Calculation of the lower of cost or market reserve; and	The sale of the wholesale loan origination business make this finding no longer applicable

Calculation of the valuation reserve for real estate owned property.	The sale of the loan origination business make this finding no longer applicable

There is inadequate documentation that management evaluated the competency and skills of employees who performed internal control testing. In addition, key members of the management team did not appear to be actively involved in implementing and reviewing.

Management will review the competency and skills of employees performing internal control testing

There are material weaknesses related to the design of the Company’s internal control structure, including:

The number and experience of individuals were not sufficient to have adequate segregation of duties.	Management will make its best efforts to implement segregation of duties.

There are material weaknesses related to the operating ineffectiveness of the following loan production controls, including:

Broker and correspondent approval controls and on going monitoring controls were not operating as designed.	The sale of the loan origination business make this finding no longer applicable

Loan underwriting controls were not operating as designed.	The sale of the loan origination business make this finding no longer applicable

Controls ensuring the accuracy of loan data entered into the loan operating systems were not operating as designed.	The sale of the loan origination business make this finding no longer applicable

Controls ensuring the accuracy of loan balances reported in the financial statements were not operating as designed.	The sale of the loan origination business make this finding no longer applicable

Deficiency noted	Planned remedial action
There are material weaknesses related to the operating ineffectiveness for the following controls, including:

There are not sufficient controls in place to ensure that the recording of interest income is accurate and complete.	The sale of the loan origination business makes this finding no longer applicable for loans held for sale. However, management intends to verify third part reports related to loans held for investment.

There are not sufficient controls in place to ensure that the recording of interest expense is accurate and complete.	The sale of the loan origination business makes this finding no longer applicable for loans held for sale. However, management intends to verify third part reports related to securitization debt.

Controls for ensuring the accuracy of the swap and cap values reported in the financial statements were not operating as designed.	Management intends to implement controls to insure proper valuations.

Although management is implementing actions to resolve the noted control deficiencies, there is no assurance that neither management nor the Company’s independent auditors will in the future identify further material weaknesses or significant deficiencies in the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Following the close of the sale of the Company’s mortgage banking operations to Bear Stearns, the Company has been operating with significantly fewer employees. Management has been reviewing remaining processes and procedures to ensure that there are sufficient and qualified personnel remaining to manage the financial reporting process. As a result of changes in the business and the significant reduction in the number of employees there have necessarily been numerous changes in the internal control process over financial reporting through the fourth quarter of 2006 and into the first quarter of 2007. Principal changes have included changes in processes within our information technology environment and reassignment of accounting and financial reporting responsibilities to facilitate appropriate segregation of duties. We would expect there to continue to be significant changes to our internal controls over financial reporting as we implement actions to remediate the various control deficiencies noted in remaining processes.

Attestation Report of Independent Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ECC Capital Corporation

We were engaged to audit management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ECC Capital Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). ECC Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

As described in Management’s Report on Internal Control Over Financial Reporting, management was unable to complete their assessment of internal controls over financial reporting. However, in the course of performing procedures during the limited assessment process, management identified material weaknesses in the Company’s internal controls.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	There are inadequate controls to restrict access to key spreadsheet applications and to test and prevent changes to key spreadsheet applications.

•	Management does not effectively document or evaluate controls surrounding processes performed by third party service providers including loan servicers.

•	The review and approval of transactional activity and significant management estimates and judgments is not regularly documented.

•	There is inadequate segregation of duties surrounding the authorization and recording of cash disbursements processed by wire transfer.

•	Adherence to various policies and procedures within the information systems environment was not documented.

•	The completion of procedures and processes surrounding the monthly and quarterly accounting close is not fully documented.

•	There is inadequate segregation of duties surrounding access to payroll accounting systems and information.

In addition to material weaknesses identified by management, we identified the following material weaknesses that had not been specifically identified as material weaknesses by management:

•	Material weaknesses related to Management’s assessment process of their internal control related to financial reporting, including:

1)	Documentation was not in conformity with COSO’s Integrated Framework.

2)	Specific programs or controls designed to prevent, deter, and detect fraud as required by Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements were not identified.

3)	Management’s testing of internal controls was incomplete.

4)	The assessment process did not identify controls related to the following areas:

■	Generation of loan file documents,

■	Access to warehouse line funding,

■	Recordkeeping of repurchase claims made under whole-loan sale agreements,

■	Review and approval of the amortization calculations for capitalized fees and costs for loans held for investment

■	Calculation of the lower of cost or market reserve for loans held for sale

■	Calculation of the valuation reserve for real estate owned property

5)	There is inadequate documentation that management evaluated the competency and skills of employees who performed the internal control testing. In addition, key members of the management team did not appear to be actively involved in implementing and reviewing internal controls. Implementation and monitoring efforts appeared to be solely directed by the Chief Accounting Officer.

•	Material weakness related to the design of the Company’s internal control structure:

1)	The number and experience of individuals were not sufficient to have adequate segregation of duties.

•	Material weaknesses related to the operating ineffectiveness of the following loan production controls, including:

1)	Broker and correspondent approval controls and ongoing monitoring controls were not operating as designed.

2)	Loan underwriting controls were not operating as designed.

3)	Controls ensuring the accuracy of loan data entered into the loan operating systems were not operating as designed.

4)	Controls ensuring the accuracy of the loan balances reported in the financial statements were not operating as designed.

•	Material weaknesses related to the operating ineffectiveness for the following controls, including:

1)	There are not sufficient controls in place to ensure that the recording of interest income is accurate and complete.

2)	There are not sufficient controls in place to ensure that the recording of interest expense is accurate and complete.

3)	Controls ensuring the accuracy of the swap and cap values reported in the financial statements were not operating as designed.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements. Our report dated May 30, 2007 expressed an unqualified opinion on those financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management did not fully complete its assessment of internal controls over financial reporting and due to the changes in personnel, process and information systems that were occurring, or had occurred, at the Company as described in “Management’s Report on Internal Control Over Financial Reporting” we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of ECC Capital Corporation’s internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ECC Capital Corporation as of December 31, 2005 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated May 30, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California

May 30, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company and their ages and their positions with the Company as of May 14, 2007, are as follows:

Name	Age	Position(s)
Steven G. Holder	49	Chairman of the Board and Chief Executive Officer
Roque A. Santi	44	President, Chief Financial Officer, Treasurer, Chief Accounting Officer
Larry E. Moretti	49	Executive Vice President and Chief Operating Officer
James R. Brazil	64	Director, Lead Independent Director
William Jacoby	68	Director
James O. Rollans	64	Director

Background of Directors and Executive Officers

Steven G. Holder

Mr. Holder has served as the Company’s Chief Executive Officer and Chairman of the Board since February 2007. Prior to that he was the Company’s Co-Chief Executive Officer and Chairman of the Board since April 2004. Since October 2001, Mr. Holder also served on the board of directors and in various executive officer positions of the Company’s subsidiaries and affiliates. Before joining the Company, Mr. Holder was Chief Executive Officer and Chairman of the Board of Sprint Funding Corporation, formerly known as Park Place Capital Corporation, an asset management and servicing company, a position he assumed in February 2001. From January 1996 to January 2001, Mr. Holder served as President and Co-Chief Executive Officer of New Century Mortgage Corporation. Mr. Holder also served as New Century Financial Corporation’s Vice Chairman of the Board from 1996 to 2000 and Chief Operating Officer from 1995 to 2000. Prior to his tenure at New Century, Mr. Holder served as Executive Vice President of Long Beach Mortgage Company from 1993 to 1995. Mr. Holder has worked in the financial services industry in various positions, including serving as Vice President of Transamerica Financial Services from 1990 to 1993 and Regional Vice President of NOVA Financial Services, a division of First Interstate Bank, from 1985 to 1990. Mr. Holder has 29 years of subprime lending and consumer finance experience.

Roque A. Santi

Mr. Santi serves as the Company’s President, Chief Financial Officer, Chief Accounting Officer and Treasurer. He assumed the position of Chief Accounting Officer in April 2007 and has been President and Treasurer since February 2007. Prior to that he was the Company’s Executive Vice President and Chief Financial Officer since November 2004. Before joining the Company, Mr. Santi was a partner with Ernst & Young LLP, from May 2002 to November 2004, during which time he was in charge of Tax Financial Services for the Mid-Atlantic Area and was the national tax leader for the Mortgage REIT practice. Prior to his tenure at Ernst & Young, Mr. Santi was a partner with Arthur Andersen LLP, from December 1993 to May 2002, during which time he led Arthur Andersen’s Tax Financial Services practice for the Mid-Atlantic area and served a significant number of Arthur Andersen’s public and private mortgage REIT clients. Mr. Santi has over 20 years of experience in the consumer finance industry. Mr. Santi received a bachelor’s degree from Pace University.

Larry E. Moretti

Mr. Moretti has served as the Company’s Executive Vice President and Chief Administrative Officer since March 2005. Prior to joining the Company, Mr. Moretti was Chief Information Officer and Senior Vice President of New Century Mortgage Corporation from May 1999 to February 2005. He also served as New Century Mortgage Corporation’s Chief Administrative Officer from January 2001 to June 2002 and as a director from

June 2001 through February 2005. Mr. Moretti served as Senior Information Systems Account Manager for TRW Space and Electronics Group from December 1997 to March 1999. From 1994 to 1999, Mr. Moretti was owner and President of Telenet Solutions, a consulting firm that provides technology and strategic development services. Mr. Moretti was previously Manager of Information Technology Support Systems for Transamerica Specialty Financial from 1980 to 1996. Mr. Moretti has over 7 years of subprime lending and over 17 years specialty finance experience.

James R. Brazil

Mr. Brazil has served as one of the Company’s directors since April 2004. From November 2003 to January 2006, Mr. Brazil also served on the board of directors of certain of the Company’s subsidiaries. From September 2000 to September 2003, Mr. Brazil was a consultant for Ameriquest Mortgage Company, a retail mortgage lender, and previously served in various capacities at Ameriquest Mortgage Company from 1994 to 2000, including as Chairman of the Board and Chief Executive Officer and head of its retail operations. Prior to joining Ameriquest Mortgage Company, Mr. Brazil served as Senior Vice President-Acquisitions of Transamerica Financial Services from 1990 to 1994 and as Senior Vice President/Director of Operations of NOVA Financial Services from 1984 to 1990. Mr. Brazil has over 36 years of subprime lending and consumer finance experience.

William Jacoby

Mr. Jacoby has served as one of the Company’s directors since January 2005. Mr. Jacoby founded and served as President and Chief Executive Officer of California Commercial Bankshares and as Chairman and Chief Executive Officer of National Bank of Southern California, a subsidiary of California Commercial Bankshares that was merged with Western Bancorp in 1997. During 1982 through 1997, Mr. Jacoby was responsible for all phases of the business, including profitability, liquidity and assurance of quality of the loan portfolio. Prior to the commencement of his tenure with California Commercial Bankshares, Mr. Jacoby was Senior Vice President and Credit Administrator of Westlands Bank from June 1979 to June 1982, where he was responsible for control of the credit quality of the bank’s loan portfolio and was a member of the executive committee. Between June 1960 and June 1979, Mr. Jacoby worked in various positions for United California Bank. Mr. Jacoby received a bachelor’s degree from Occidental College and graduated from The Pacific Coast Banking School at the University of Washington.

James O. Rollans

Mr. Rollans has served as one of the Company’s directors since January 2005. Mr. Rollans retired in 2003 from the board of directors of Fluor Corporation and from his position as Fluor’s Group Executive of Investor Relations and Corporate Communications, in which he was responsible for leading the company’s external affairs, including Investor Relations, Corporate Communications, Community and Government Relations functions. Prior to assuming that role in February 2002, Mr. Rollans served as Group Executive of Business Services from February 2001. Joining Fluor in 1982, Mr. Rollans’ tenure with the company included several positions at the senior executive level, including that of Senior Vice President and Chief Financial Officer from 1998 to 1999 and from 1992 to 1994; Senior Vice President and Chief Administrative Officer from 1994 to 1998; and Vice President of Corporate Communications from 1982 to 1992. He also served as the first President and Chief Executive Officer of Fluor Signature Services, the former business services enterprise of Fluor Corporation from 1999 to 2001. Mr. Rollans is a member of the board of directors of Flowserve Corporation and is also on the board of directors of Advanced Medical Optics, both of which are publicly traded companies. Mr. Rollans received a bachelor’s degree from California State University, Northridge.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by

SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of such forms received with respect to the year 2006 and the written representations received from certain reporting persons that no other reports were required, we believe that all directors, executive officers and persons who own more than 10% of our common stock have complied with the reporting requirements of Section 16(a).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees. The code, as applied to our Chief Executive Officer, principal financial officer, principal accounting officer, controller and other senior financial officers, is intended to comply with the requirement of Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code will be provided without charge upon request to our Secretary, ECC Capital Corporation, 1733 Alton Parkway, Suite 250, Irvine, California 92606. The code is available on our website at www.ecccapital.com. We intend to disclose timely any amendments to or waivers of certain provisions of the code applicable to our Chief Executive Officer, principal financial officer, principal accounting officer, controller and other senior financial officers on our website at www.ecccapital.com.

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee evaluates recommendations for director nominations by stockholders. The board adopted a Nominating/Corporate Governance Committee Charter in January 2005, a copy of which appears on our website at www.ecccapital.com. We did not implement any changes to our process for stockholder recommendations of director nominees during 2006.

Audit Committee

The Audit Committee currently consists of three directors, Messrs. Brazil, Jacoby and Rollans, with Mr. Rollans serving as the Chairman. Mr. Brazil replaced Mr. Ingram as a member of our Audit Committee subsequent to Mr. Ingram’s resignation from our board effective March 1, 2007. Each of these directors has been determined by our board to be independent and to satisfy the requirements of U.S. Securities and Exchange Commission (“SEC”) Rule 10A-3. The board has also determined that Mr. Rollans qualifies as an audit committee financial expert and each member of the Audit Committee is financially sophisticated within the meaning of SEC Regulation S-K, Item 401(h). The board adopted an Audit Committee Charter in January 2005, a copy of which appears on our website at www.ecccapital.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

This section provides information regarding the compensation programs for our chairman of the board and chief executive officer, former co-chief executive officer, president and chief financial officer and one current and two former most highly compensated executive officers for 2006, (collectively our “named executives”). This section includes, among other things, the overall objectives of our compensation program, each element of compensation that we provide, and an explanation of the reasons for the compensation decisions we have made regarding the named executives.

Compensation Committee. The Compensation Committee consists of three independent directors, Messrs. Brazil, Jacoby and Rollans, with Mr. Brazil serving as the Chairman.

The Board adopted a Compensation Committee Charter in January 2005, a copy of which is available for viewing on the Company’s website at www.ecccapital.com. The Compensation Committee’s responsibilities include, but are not limited to:

•	establishing guidelines and standards for determining compensation for the Company’s executive officers;

•	evaluating performance of the Company’s senior executives;

•	reviewing the Company’s executive compensation policies;

•	recommending to the Board compensation for the Company’s executive officers;

•	administering and implementing the Company’s equity incentive plans;

•

determining the number of shares underlying, and the terms of, restricted common share awards and stock options to be granted to the Company’s directors, executive officers and other employees pursuant to these plans; and

•	preparing a report on executive compensation for inclusion in the Company’s annual proxy statement for its annual stockholders meeting.

Our executive officers are generally allowed to be present and participate in Compensation Committee meetings and our chief executive officer may make recommendations to the meeting, however all determinations regarding executive compensation are made exclusively by the Compensation Committee.

General Compensation Philosophy and Policy. The Compensation Committee’s executive compensation policies are designed to provide competitive levels of compensation, link pay with the Company’s annual objectives and long-term goals, recognize individual initiative and assist the Company in attracting and retaining qualified executives. The compensation of the Company’s executive officers are set at levels that the Compensation Committee believes to be competitive with others in the Company’s industry, based on public information with respect to compensation paid by comparable companies. The Company is engaged in a very competitive industry and the Company’s success depends upon its ability to attract and retain qualified executives through the competitive compensation packages it offers to such individuals.

The Compensation Committee’s policy is to provide the Company’s executive officers with compensation opportunities that are based upon the financial performance of the Company and the individual’s contribution to that performance, and which are competitive enough to attract and retain highly skilled individuals. Each executive officer’s compensation package is comprised of the following elements: (i) base salary that is competitive with the market and reflects individual responsibilities and performance, (ii) annual variable bonuses payable in cash and tied to individual and Company performance, and (iii) stock-based incentive awards designed to strengthen the mutuality of interests between the executive officers and the Company’s stockholders. As an executive officer’s level of responsibility increases, a greater proportion of his or her total compensation will be dependent upon the Company’s financial performance and stock price appreciation.

The principal factors that were taken into account in establishing each executive officer’s compensation package for 2006 are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future years.

Executive Officer Base Salaries. The Compensation Committee’s philosophy is that the base salary of each executive officer should reflect the salary levels for comparable positions in the industry and in a comparative group of companies, the position’s job scope and responsibilities and the individual’s personal performance and importance to the Company. In addition, the Company’s performance and profitability should be a factor in determining the base salaries of executive officers. The base salaries for the executive officers were set in connection with the Company’s initial public offering and were based on market conditions, anticipated additional responsibilities and growth of the Company. The Compensation Committee reviews salaries of executive officers annually, which may be adjusted from time to time to recognize individual performance, promotions and competitive compensation levels and other subjective factors, without assigning a specific weight to individual factors.

Based upon the recommendation of the Company’s Co-Chief Executive Officers and President and considering the Company’s financial performance during 2005, the Compensation Committee determined to set

2006 base salaries for all executive officers at their respective 2005 levels. In April 2006, and subsequent to this determination by the Compensation Committee, the Company announced a reduction in its workforce as part of its initiatives to reduce costs and achieve profitability. In connection with these initiatives, most of our management team agreed to reductions in salary. Mr. Holder and Mr. Asghar, who where then serving as our Co-CEO’s, volunteered not to receive any salary or bonus for the next twelve months, effective April 1, 2006. Messrs. Moretti and Santi agreed to 20% reductions in their base salaries, from $250,000 to $200,000, effective April 15, 2006.

In the future, salaries may be increased based upon an assessment of competitive pay levels and/or the executive officer’s contribution to the Company.

Executive Officer Bonuses. It is our general policy to set annual executive officer bonuses as a percentage of base salary, with the specific target percentage determined by the person’s position, level and scope of responsibility within the Company. The award of bonuses is dependent upon individual and Company performance. On a case-by-case basis, as our Compensation Committee determines necessary, we sometimes provide other bonuses, such as merit bonuses to motivate officers and/or reward performance, or retention bonuses which may be earned by continuing to be employed by the Company by a certain date.

Pursuant to the terms of Mr. Gotschall’s employment agreement, which was negotiated prior to joining the Company, Mr. Gotschall received a one-time mandatory bonus of $1,000,000, payable in four equal installments from July 1, 2005 through June 30, 2006 and was also entitled by his employment agreement to receive a mandatory bonus equal to 200% of his base compensation each year and received such a bonus for 2006. None of our other named executive officers were entitled by their employment agreements to receive mandatory bonuses in 2006.

2006 Executive Bonus Plan. In April 2006, the Compensation Committee approved an executive bonus plan for 2006 which was designed to reward executive officers for their individual performance and/or the Company’s performance. As discussed above, in April 2006, the Company announced a reduction in its workforce and most of our management team agreed to reductions in salary as part of the Company’s initiatives to regain profitability. The 2006 executive bonus plan was intended to reflect the financial status of the Company and motivate our executives. This plan was approved in connection with the Company’s 2005 year-end financial statements which showed the Company operating at a loss and the executive bonus plan was prepared in light of these circumstances. Increasing portions of bonus compensation were put “at risk” depending upon Company performance for executive officers with the greatest influence on corporate results. Our executive officers were categorized into three “peer groups” with different criteria.

The first peer group consisted of our then Co-Chief Executive Officers, Messrs. Asghar and Holder. They agreed, in light of their substantial equity holdings in the Company, not to receive any bonus for 2006. Therefore, the members of the first peer group were not entitled to any bonuses under the plan.

The second peer group consisted of three key named executive officers, Messrs. Gotschall, Moretti and Santi. Each person in this group was entitled to receive total potential bonuses of up to 200% of his base salary. Eligibility was based entirely on the profitability of the Company determined on a per-quarter basis according to pre-determined performance thresholds, with each executive entitled to receive a bonus ranging from 50% of his pro-rata salary for such quarter, in the event the Company made even a minimal profit in the quarter. No members of the second peer group qualified for any bonuses pursuant to the 2006 executive bonus plan because the Company was not profitable in any quarter during 2006.

The third peer group consisted of other executives and key employees, of which only one, Ms. Darling, is a named executive officer for 2006. Each person in this group was entitled to receive total potential bonuses of up to 75% of his or her base salary. Half of the total potential bonus for members of this peer group was dependent on the Company’s meeting of performance benchmarks, determined on a per-quarter basis according to pre-determined performance thresholds and half was dependent on the member’s personal performance. Each member of this group was entitled to a Company performance bonus of 18.75% of his or her pro-rata salary for each quarter even if the Company was not profitable and became entitled to increasingly higher amounts on the Company meeting profit benchmarks each quarter up to a maximum Company performance bonus of 37.5% in the event the Company achieved profitability benchmarks.

Individual performance in the third peer group was measured against objectives determined by such officer and his or her supervisor that reflected what each executive officer must do in order for the Company to meet its short and long-term business objectives. The amount of the bonus awards generally determined for each executive officer was based on such officer’s business unit, and such executive officer’s contribution to achieving objectives, such as developing and implementing strategic plans and achieving financial objectives. Determinations regarding individual performance are made following the end of the year by the Compensation Committee after discussion with executives and after receiving the recommendations of our chief executive officers.

In April 2006, the Compensation Committee also determined that bonus payments would be made at the end of 2006 rather then quarterly. Subsequently, the 2006 executive bonus plan was discontinued effective as of the fourth quarter of 2006.

Merit Bonuses. In August 2006, the Compensation Committee approved awarding discretionary merit bonuses to Messrs. Santi and Moretti for their performance in the first two quarters of 2006. These merit bonuses were made outside of the 2006 executive bonus plan and intended to supplement the plan. Because Messrs. Santi and Moretti were part of the second peer group of the 2006 executive bonus plan, they were only eligible for bonuses under the plan if the Company achieved profitability. However, the Company’s financial prospects had not improved and it was apparent that Messrs. Santi and Moretti might not earn any such bonuses in 2006. Additionally, Mr. Gotschall, the third member of the second peer group, was entitled to a mandatory bonus equal to 200% of his base salary. Under the circumstances, the Compensation Committee determined that the merit bonuses were necessary to provide motivation for Messrs. Santi and Moretti and to retain their services. In January 2007, the Compensation Committee awarded Messrs. Santi and Moretti discretionary merit bonuses to reward them for their services in the last two quarters of 2006. In addition Ms. Darling was awarded a discretionary merit bonus to reward her for her service in the last quarter of 2006.

Retention and Transaction Bonuses. On October 10, 2006, we announced that we had entered into an agreement to sell certain operating assets used in our wholesale mortgage banking operation to Bear Stearns Residential Mortgage Corporation. Concurrently, we entered into retention bonus agreements with certain employees and executive officers, providing that each such employee or officer would receive a bonus if he or she remained employed by the Company at a date listed in his or her agreement. Additionally, two named executives were also entitled to a transaction bonus in the event the Company consummated a qualifying transaction prior to March 31, 2007. The retention bonuses were considered necessary incentives to encourage the executive officers and key employees to remain employees of the Company in the face of the impending asset sale transaction. The transaction bonuses were intended to compensate employees for their efforts in consummating a qualifying transaction. For more information regarding the retention and transaction bonuses, see “Retention Agreements” below.

Stock-Based Incentives. The Company’s stock-based incentive program consists of two components: stock options and restricted stock. Each stock option grant and restricted stock award (referred to collectively as “equity participation awards”) is designed to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. While stock options provide an excellent incentive to promote stock price appreciation, restricted shares provide a long-term incentive to preserve stockholder value and achieve other long-term, financial performance goals. Equity participation awards are granted by the Compensation Committee to the Company’s executive officers. Equity participation awards are also often granted as an inducement upon initial hiring.

Each stock option grant allows the officer to acquire shares of the Company’s Common Stock at a fixed price per share (the fair market value on the grant date) over a specified period of time (up to ten years). Generally, options become exercisable in installments equal to 20% of the option shares on the first anniversary of grant date and for the balance of the option shares in 20% equal annual installments thereafter. Accordingly, the options will provide a return to the executive officer only if he remains employed by the Company during the vesting periods, and then only if the market price of the shares appreciates over the option term. During the 2006 fiscal year, the Company granted 490,000 stock options as part of a retention program to retain key employees following its April 2006 reduction in workforce, including 15,000 stock options to a named executive officer, Ms. Darling.

A restricted stock award allows the officer to acquire shares of the Company’s Common Stock over time without payment of an exercise price. Most of the restricted stock awards granted during 2005 were to vest in 33-1/3% annual installments, becoming fully vested three years after the date of grant. The restricted stock certificates are held in escrow and released only when the vesting period lapses. Additionally, upon termination of employment or service during an applicable vesting period, the restricted stock that is not yet vested would be forfeited. No restricted stock awards were granted to named executive officers in fiscal 2006.

The size of the equity participation award to executive officers is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with the Company, the individual’s personal performance in recent periods, and his or her potential for future responsibility and promotion over the term of the award. The Compensation Committee also takes into account the number and value of unvested equity participation awards held by the executive officers and considers the potential impact that a grant can have on an executive’s motivation and future performance with the desire to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual. Due to significant ownership in the Company and having interests that are closely aligned with the Company’s stockholders, Messrs. Asghar and Holder recommended to the Compensation Committee, and the Compensation Committee agreed, to utilize the available number of equity participation awards for other executive officers and employees and to refrain from recommending any equity participation award grants to Messrs. Asghar and Holder.

Chief Executive Officer Base Salaries. Consistent with the Company’s overall executive compensation program, the 2006 compensation of the Co-Chief Executive Officers, Messrs. Asghar and Holder, consisted of base salary and bonuses determined on the basis of each individual’s responsibilities, qualifications and experience, as well as the salary practices of peer group and other companies with which the Company competes for executive talent.

Mr. Asghar and Mr. Holder’s annual base salaries were set at $450,000 in connection with the Company’s initial public offering and were based on market conditions, anticipated additional responsibilities and growth of the Company. However, at the request of Messrs. Asghar and Holder, their annual base salaries were reduced to $225,000 for 2006. Effective April 1, 2006, Messrs. Asghar and Holder volunteered to work without salary or bonus for the next twelve months.

Internal Revenue Code Section 162(m). Section 162(m) of the Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based. It is the Compensation Committee’s policy to maximize, to the extent reasonably possible, the Company’s ability to obtain a corporate tax deduction for compensation paid to the Company’s executive officers to the extent consistent with the Company’s best interests and those of its stockholders.

Employment Agreements

The Board and the Committee generally believe that employment agreements are necessary to attract and retain a management team committed to the Company’s success. All of the named executives for fiscal 2006 had written employment agreements with the Company that included severance and other provisions that protected the executive in case of his termination by the Company without cause or his resignation for good reason, including after a change in control of the Company, or due to termination resulting from his death or disability. We believe in providing reasonable severance benefits to employees. With respect to our named executives, these severance benefits reflect the fact that it may be difficult for the executive to find comparable employment within a short period of time. We believe that change in control provisions are critical because they allow management to remain focused on our stockholders’ best interests in the event a potential change in control situation.

See “Employment Agreements” after the Grants of Plan-Based Awards table and “Potential Payments upon Termination of Employment or Change in Control” for additional information regarding the employment agreements and benefits upon termination of employment.

Impact of Accounting and Tax Treatments

Section 162(m) of the Internal Revenue Code limits our ability to deduct annual compensation in excess of $1 million paid to any of the named executives. This limitation generally does not apply to compensation based on performance goals if certain requirements are met. It is the Committee’s position that in administering the “performance-based” portion of our executive compensation program, it will attempt to satisfy the requirements for deductibility under Section 162(m). However, the Committee believes that it needs to retain the flexibility to exercise its judgment in assessing an executive’s performance and that the total compensation system for executives should be managed in accordance with the objectives outlined in this discussion and in the overall best interests of our stockholders. Should the requirements for deductibility under Section 162(m) conflict with our executive compensation philosophy and objectives or with what the Committee believes to be in the best interests of the stockholders, the Committee may authorize compensation which is not fully deductible for any given year.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, and began recognizing stock option-based compensation expense in the consolidated statements of operations using the fair value based method applied on a modified prospective basis. Under this transition method, the Company has applied the provisions of SFAS 123(R) to awards granted after January 1, 2006. Additionally, the Company has eliminated its deferred compensation balance against additional paid in capital and will recognize compensation cost over the remaining service period for the portion of awards for which the requisite service period had not been rendered and remains outstanding as of January 1, 2006. The compensation cost for these awards is based on the grant date fair value.

Perquisites

We provide or pay for various perquisites for the named executives. These perquisites can include car allowances and gross up payments equal to the taxes payable on certain perquisites.

Generally, we believe the perquisites we provide to our named executives are minimal and in the best interests of our stockholders.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

From the members of the Compensation Committee James R. Brazil, Chairman, William Jacoby, James Rollans

Summary Compensation Table

The following table sets forth summary information concerning the compensation awarded, paid to, or earned for all services rendered in all capacities to us for the year ended December 31, 2006 by our chairman of the board and chief executive officer, former co-chief executive officer, president and chief financial officer and one current and two former most highly compensated executive officers for 2006:

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non- Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Steven G. Holder Chairman of the Board and Chief Executive Officer	2006	$56,250	—	—	—	—	—	$20,656	$76,906
Shabi S. Asghar Former President, Co-Chief Executive Officer and Director(7)	2006	$56,250	—	—	—	—	—	$15,548	$71,798
Troy A. Gotschall Former Executive Vice President and Chief Production Officer(8)	2006	$250,000	$1,000,000	$624,998	—	—	—	$41,910	$1,916,908
Larry E. Moretti Executive Vice President and Chief Administrative Officer	2006	$214,583	$293,125	$221,666	—	—	—	$38,250	$767,624
Roque A. Santi President and Chief Financial Officer	2006	$214,583	$364,583	$333,333	—	—	—	$50,808	$963,307
Alanna Darling Former General Counsel and Secretary(9)	2006	$200,000	$75,000	$52,038	$490	—	—	$4,370	$331,943

(1)	Messrs. Holder and Asghar agreed to work without salary and bonus for a one year period, effective April 1, 2006, and Messrs. Santi and Moretti agreed to a 20% reduction in base salary, from $250,000 to $200,000, effective April 15, 2006.
(2)

The amounts shown are the amounts of bonuses earned for services during fiscal 2006 as granted during fiscal 2006 or early fiscal 2007. Such bonuses include discretionary bonuses and bonuses paid pursuant to the terms of employment agreements and retention agreements. For more information regarding these bonuses, see the “Compensation Discussion and Analysis” and

“Employment Agreements.” Bonuses awarded in February 2006 that were earned for services during fiscal 2005 are not included in the amounts shown. The table below shows the bonuses provided to each named executive for fiscal 2006:

Named Executive Officer	Discretionary Merit Bonus	Retention Bonus pursuant to Retention Agreement	Mandatory Bonuses pursuant to Employment Agreement	Bonus under 2006 Executive Bonus Plan
Mr. Holder	—	—	—	—
Mr. Asghar	—	—	—	—
Mr. Gotschall	—	—	$1,000,000	—
Mr. Moretti	$193,125	$100,000	—	—
Mr. Santi	$214,583	$150,000	—	—
Ms. Darling	$18,750	—	—	$56,250

(3)	The amounts shown are the amounts of compensation cost recognized by us in fiscal 2006 related to the grants of restricted stock in fiscal 2006 and prior fiscal years, as described in SFAS 123(R). For a discussion of valuation assumptions, see Note C to our 2006 Consolidated Financial Statements included in this annual report on Form 10-K. The table below shows how much of the overall amount of the compensation cost is attributable to each award.

Named Executive Officer	Grant Date	Number of Shares of Restricted Stock	2006 Fiscal Year Compensation Cost
Mr. Holder	—	—		—
Mr. Asghar	—	—		—
Mr. Gotschall	July 1, 2005	111,940		$624,998
Mr. Moretti	March 14, 2005	100,000		$221,666
Mr. Santi	February 18,2005 June 21, 2005	125,000 25,000	$ $	281,250 52,083
Ms. Darling	June 21, 2005	25,000		$52,083

The restricted shares of our common stock shown in the above table were issued under our 2004 Incentive Award Plan and vest in equal one-third installments over a three year period on each anniversary of the grant date, subject to continued service with us. The holders of our restricted stock are entitled to vote and receive dividends, if issued, on the shares of common stock covered by the restricted stock grant. See discussion of our 2004 Incentive Award Plan in Note I, on page F-23, of our 2006 Consolidated Financial Statements included in this annual report on Form 10-K.

(4)	The amounts shown are the amounts of compensation cost recognized by us in fiscal 2006 related to the stock option grants in fiscal 2006 and prior fiscal years, as described in SFAS 123(R). For a discussion of valuation assumptions, see Note C to our 2006 Consolidated Financial Statements included in this annual report on Form 10-K.
(5)	There was no aggregate change in the actuarial present value of any of our named executive’s accumulated benefit under our non-qualified defined contribution plan during fiscal 2006, nor did any named executive receive above-market or preferential earnings on deferred compensation under the plan.
(6)	The amounts shown include our incremental cost for the provision to the named executive officers of certain specified perquisites, and dividends, as follows:

Named Executive Officer	Automobile Allowance	Automobile Lease Payments	Life Insurance Premiums	Gift Certificate	Dividend Declared in 2007 for 2006 on Restricted Stock
Mr. Holder	$6,000	—	$14,656	—	—
Mr. Asghar	$6,000	—	$9,548	—	—
Mr. Gotschall	$24,000	—	—	—	$17,910
Mr. Moretti	$22,250	—	—	—	$16,000
Mr. Santi	$21,000	$5,808	—	—	$24,000
Ms. Darling	—	—	—	$370	$4,000

No severance payments were made to any named executive officers in 2006.

(7)	Mr. Asghar resigned as our President, Co-Chief Executive Officer and Director effective as of February 9, 2007, commensurate with the close of the Bear Stearns Residential Mortgage Corporation transaction.
(8)	Mr. Gotschall resigned as our Executive Vice President and Chief Production Officer effective as of January 15, 2007. On January 17, 2007, we entered into a Separation and General Release Agreement with Mr. Gotschall in connection with Mr. Gotschall’s resignation, pursuant to which Mr. Gotschall will be entitled to receive a one-time payment of $810,000, less applicable withholding taxes. In addition, all of Mr. Gotschall’s outstanding vested shares of restricted stock immediately vest effective as of January 15, 2007.
(9)	Ms. Darling resigned as our General Counsel and Secretary effective as of February 9, 2007, commensurate with the close of the Bear Stearns Residential Mortgage Corporation transaction.

Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the year ended December 31, 2006:

	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
Name			Threshold	Target	Maximum		—	—
Steven G. Holder			$	$	$		—	—
Shabi S. Asghar			—	—	—		—	—
Troy A. Gotschall			—	—	—		—	—
Larry E. Moretti			—	—	—		—	—
Roque A. Santi	10/6/2006	(1)	250,000	250,000	250,000		—	—
Alanna Darling	5/9/2006 10/6/2007	(2) (1)	100,000	100,000	100,000		15,000	$1.50	$3,738

(1)	Mr. Santi and Ms. Darling entered into Retention Agreements providing for transaction bonuses in the respective amounts of $250,000 and $100,000 to be paid to them in the event the Company consummated a qualifying transaction prior to March 31, 2007. On February 9, 2007, we consummated the sale of our mortgage banking business to Bear Stearns Residential Mortgage Corporation and subsequently paid Mr. Santi and Ms. Darling the transaction bonuses. Please also see “Retention Agreements” below for more details regarding the transaction bonuses.
(2)	Ms. Darling was granted stock options for the purchase of 15,000 of our common stock as part of a retention program to retain key employees following the Company’s April 2006 reduction in workforce. The stock options granted to Ms Darling were issued under our 2004 Incentive Award Plan and were scheduled to vest in five equal installments of 20% per year. On February 9, 2007 and prior to any vesting or exercise of any of the stock options, Ms. Darling discontinued serving as a Company employee, terminating further rights to the stock options as of February 9, 2007.
(3)	The amount shown represents the fair value of the awards on the date of grant, as computed in accordance with SFAS 123(R). For information regarding significant factors, assumptions and methodologies used in our computations pursuant to SFAS 123(R), see Note C to our 2006 Consolidated Financial Statements included in this annual report on Form 10-K.

Retention Agreements

On October 10, 2006, we announced that we had entered into an agreement to sell certain operating assets used in our wholesale mortgage banking operation to Bear Stearns Residential Mortgage Corporation.

Concurrently, we entered into retention bonus agreements with certain employees and executive officers. These retention bonus agreements provided that the employee would receive a bonus if he or she remained employed by the Company, a successor in interest to the Company or the Company’s subsidiaries’ business at a date listed in his or her agreement. The retention bonuses were deemed to be necessary incentives in the face of the impending asset sale transaction. Pursuant to the terms of their Retention Agreements, Ms. Darling, Messrs. Moretti and Santi were entitled to receive retention bonuses of $50,000, $100,000 and $150,000, respectively, if each individual remained employed by the Company, a successor in interest to the Company or the Company’s subsidiaries’ business through the date set forth in his or her respective Retention Agreements. For Mr. Moretti and Mr. Santi, the applicable date was December 29, 2006 and each of these individuals earned and has been paid his retention bonus. For Ms. Darling, the applicable date is June 30, 2007, which retention bonus was assumed and will be paid, if applicable, by Bear Stearns Residential Mortgage Corporation.

Additionally, the Company was exploring alternatives to maximize shareholder value and, as a result, some employees were entitled to a transaction bonus in the event the Company consummated a qualifying transaction prior to March 31, 2007. The transaction bonuses were intended to compensate employees for their efforts in consummating a qualifying transaction. The Retention Agreements we entered into with Mr. Santi and Ms. Darling provided for them to receive transaction bonuses in the respective amounts of $250,000 and $100,000 to be paid to them in the event the Company entered into a qualifying transaction prior to March 31, 2007. On February 9, 2007, we consummated the sale of our mortgage banking business to Bear Stearns Residential Mortgage Corporation and subsequently paid Mr. Santi and Ms. Darling the transaction bonuses.

Employment Agreements

The following is a description of the material terms of the compensation provided to our named executive officers pursuant to employment agreements between us and each executive. See “Potential Payments Upon Termination or Change in Control” for a description of the payments and benefits that would be provided to our named executive officers in connection with a termination of their employment or a change in control of us.

Steven G. Holder. We entered into an employment agreement with Mr. Holder effective February 15, 2005, which provided that Mr. Holder with a minimum annual base salary of $450,000, an annual discretionary bonus and an automobile allowance in an amount not to exceed $2,000 per month during the term of Mr. Holder’s employment with us. At the request of Mr. Holder, his base salary was reduced to $225,000. Effective April 1, 2006, Mr. Holder has volunteered to work without salary or bonus for the next 12 months. Mr. Holder is entitled to participate in all pensions, 401(k) and other employee plans and benefits in accordance with the terms of such plans or policies as may be in effect from time to time. In the event it is determined that any payment under the employment agreement is subject to Excise Tax, then Mr. Holder is entitled to receive a gross-up payment in an amount equal to the Excise Tax imposed upon such payments, but not any Excise Tax resulting from the receipt of any gross-up payment. In the event of a Change in Control (as defined below), all unvested stock options held by Mr. Holder will become fully vested and exercisable and all restricted stock held by Mr. Holder will become fully vested. This employment agreement may be terminated due to Mr. Holder’s death, disability, by us with or without cause, or by Mr. Holder without or for good reason.

Shabi S. Asghar. We entered into an employment agreement with Mr. Asghar effective February 15, 2005, which provided Mr. Asghar with a minimum annual base salary of $450,000, an annual discretionary bonus and an automobile allowance in an amount not to exceed $2,000 per month during the term of Mr. Asghar’s employment with us. At the request of Mr. Asghar, his base salary was reduced to $225,000, and effective April 1, 2006, Mr. Asghar volunteered to work without salary or bonus for the next 12 months. On October 10, 2006, we entered into an amendment to the employment agreement with Mr. Asghar which provided that he will not receive a base salary, a bonus or an automobile allowance from April 1, 2006 through March 31, 2007. However, for purposes of determining the severance payment, the calculation would be based on a base salary of $450,000. Mr. Asghar was entitled to participate in all pensions, 401(k) and other employee plans and benefits in accordance with the terms of such plans or policies as may be in effect from time to time. In the event it was determined that any payment under the employment agreement was subject to Excise Tax, then Mr. Asghar is entitled to receive a gross-up payment in an amount equal to the Excise Tax imposed upon such payments, but not any Excise Tax resulting from the receipt of any gross-up payment. In the event of a Change in Control (as defined below), all unvested stock options held by Mr. Asghar would become fully vested and exercisable and all restricted stock held by Mr. Asghar would become fully vested. On February 9, 2007, Mr. Asghar resigned his positions with us, effective February 10, 2009.

Troy Gotschall. We entered into an employment agreement with Mr. Gotschall on July 1, 2005, which provided that Mr. Gotschall would be employed by us through July 1, 2008, unless earlier terminated as provided by the employment agreement. The agreement provided Mr. Gotschall with a minimum annual salary of $250,000; a one-time bonus of $1,000,000 payable in four equal installments; an annual bonus equal to 200% of Mr. Gotschall’s annual salary, and an automobile allowance in an amount not to exceed $2,000 per month during the term of Mr. Gotschall’s employment with us. We also agreed to recommend our Board of Directors to grant him an option to purchase 300,000 shares of our common stock at the fair market value on the date of the grant, vesting 33 1/3% annually and restricted stock in an amount equal to a fair market value of no greater than $750,000 on the date of the grant, vesting 33 1/3% annually. Mr. Gotschall was entitled to participate in all pension, incentive compensation, deferred compensation, 401(k) and other employee plans and benefits in accordance with the terms of such plans or policies as may be in effect from time to time and we agreed to pay for Mr. Gotschall’s COBRA cost not exceeding $500 per month until Mr. Gotschall became eligible for our Company plan. In the event it was determined that any payment under the employment agreement was subject to Excise Tax, then Mr. Gotschall was entitled to receive a gross-up payment in an amount equal to the Excise Tax imposed upon such payments, but not any Excise Tax resulting from the receipt of any gross-up payment. In the event of a Change in Control (as defined below), all unvested stock options held by Mr. Gotschall would become fully vested and exercisable and all restricted stock held by Mr. Gotschall would become fully vested. Mr. Gotschall resigned as our Executive Vice President and Chief Production Officer and the President and Chief Executive Officer of Encore Credit Corp. effective January 15, 2007.

Larry Moretti. We entered into an employment agreement with Mr. Moretti on October 10, 2006, which provides Mr. Moretti with a minimum annual base salary of $200,000, an annual discretionary bonus and an automobile allowance in an amount not to exceed $2,000 per month during the term of Mr. Moretti’s employment with us. Mr. Moretti is entitled to participate in all pensions, 401(k) and other employee plans and benefits in accordance with the terms of such plans or policies as may be in effect from time to time. In the event it is determined that any payment under the employment agreement is subject to Excise Tax, then Mr. Moretti is entitled to receive a gross-up payment in an amount equal to the Excise Tax imposed upon such payments, but not any Excise Tax resulting from the receipt of any gross-up payment. In the event of a Change in Control (as defined below), all unvested stock options held by Mr. Moretti will become fully vested and exercisable and all restricted stock held by Mr. Moretti will become fully vested. This employment agreement may be terminated due to Mr. Moretti’s death, disability, by us with or without cause, or by Mr. Moretti without or for good reason. The terms of Mr. Moretti’s employment with us prior to October 10, 2006 were substantially on the same terms as described herein.

On October 10, 2006, we also entered into a retention agreement which provided Mr. Moretti with a retention bonus of $100,000 if he remained employed by the Company, an affiliate of the Company or a successor in interest to the Company’s business through December 31, 2006. Mr. Moretti would not have been entitled to the retention bonus if he terminated his employment for any reason, refused to accept employment offered by the Company’s successor in interest, or was terminated by the Company for “cause” (as defined in the retention agreement) prior to December 31, 2006.

Roque A. Santi. We entered into an employment agreement with Mr. Santi effective February 15, 2005, which provided that Mr. Roque with a minimum annual base salary of $250,000, an annual discretionary bonus and an automobile allowance in an amount not to exceed $2,000 per month during the term of Mr. Santi’s employment with us.

On October 10, 2006, we entered into an amendment to the employment agreement with Mr. Santi which provided Mr. Santi with a minimum $200,000 base salary. We also entered into a retention agreement which provided Mr. Santi with a retention bonus of $150,000 if he remained employed by the Company, an affiliate of the Company or a successor in interest to the Company’s business through December 31, 2006. Under the agreement, Mr. Santi would not have be entitled to the retention bonus if he terminated his employment for any reason, refused to accept employment offered by the Company’s successor in interest, or was terminated by the Company for “cause” (as defined in the retention agreement). Additionally, Mr. Santi was entitled to receive a transaction bonus in the amount of $250,000 in the event that the Company consummated a qualifying transaction on or before March 31, 2007. Following the sale of certain operating assets used in our wholesale mortgage banking operation to Bear Stearns Residential Mortgage Corporation in February 2007, Mr. Santi received the $250,000 transaction bonus.

On February 9, 2007, we entered into an amended and restated employment agreement with Mr. Santi, which provides that Mr. Santi will be employed by us through February 9, 2009, subject to earlier termination as provided in the agreement. The term of this amended and restated employment agreement is automatically extended for an additional two-year period if the Board of Directors does not notify Mr. Santi that it does not wish to extend the term of this agreement on or before August 11, 2008. Under this agreement, Mr. Santi is entitled to receive a base salary of $375,000; an annual bonus of $375,000 payable in four, quarterly installments; subject to the satisfaction of certain objectives determined by our Board of Directors, a target bonus of up to $375,000; a retention bonus of $250,000 payable on August 11, 2008, if Mr. Santi remains employed by us through August 9, 2008; and automobile allowance in an amount not to exceed $2,000 a month. Mr. Santi is entitled to participate in all pensions, 401(k) and other employee plans and benefits in accordance with the terms of such plans or policies as may be in effect from time to time. In the event it is determined that any payment under the employment agreement is subject to Excise Tax, then Mr. Santi is entitled to receive a gross-up payment in an amount equal to the Excise Tax imposed upon such payments, but not any Excise Tax resulting from the receipt of any gross-up payment. In the event of a Change in Control (as defined below), all unvested stock options held by Mr. Santi will become fully vested and exercisable and all restricted stock held by Mr. Santi will become fully vested. This employment agreement may be terminated due to Mr. Santi’s death, disability, by us with or without cause, or by Mr. Santi without or for good reason.

Alanna Darling. We entered into an employment agreement with Ms. Darling on October 10, 2006 which provided Ms. Darling with a minimum annual base salary of $200,000 and an annual discretionary bonus. Ms. Darling was entitled to participate in all pensions, 401(k) and other employee plans and benefits in accordance with the terms of such plans or policies as may be in effect from time to time. In the event it was determined that any payment under the employment agreement was subject to Excise Tax, then Ms. Darling was entitled to receive a gross-up payment in an amount equal to the Excise Tax imposed upon such payments, but not any Excise Tax resulting from the receipt of any gross-up payment. In the event of a Change in Control (as defined below), all unvested stock options held by Ms. Darling would have become fully vested and exercisable and all restricted stock held by Ms. Darling would become fully vested. The terms of Ms. Darling’s employment with us prior to October 10, 2006 were substantially on the same terms as described herein.

On October 10, 2006, we also entered into a retention agreement with Ms. Darling which provided her with a retention bonus of $50,000 if she remained employed by the Company, an affiliate of the Company or a successor in interest to the Company’s business through April 1, 2007. Ms. Darling would not be entitled to the retention bonus if she terminated her employment for any reason, refused to accept employment offered by the Company’s successor in interest, or was terminated by the Company for “cause” (as defined in the retention agreement). Additionally, Ms. Darling was entitled to receive a transaction bonus in the amount of $100,000 in the event that the Company consummated a qualifying transaction on or before March 31, 2007. Following the sale of certain operating assets used in our wholesale mortgage banking operation to Bear Stearns Residential Mortgage Corporation in February 2007, Ms. Darling received the $100,000 transaction bonus.

Ms. Darling resigned her positions as our general counsel and corporate secretary on February 9, 2007.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our named executive officers at December 31, 2006:

	Option Awards						Stock Awards
Name	Date of Option Grants	Number of Securities Underlying Unexercised Options Exercisable(1)	Equity Incentive Plans Awards: Number of Securities Underlying Unexercised Unearned Options(2)	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(4)
Steven G. Holder	—	—	—		—
Shabi S. Asghar	—	—	—		—
Troy A. Gotschall	7/1/2005	300,000			$6.70	6/30/2015			74,627	(5)	$88,806
Larry E. Moretti	3/11/2005	200,000			$6.35	3/10/2015			66,666	(6)	$79,333
Roque A. Santi	2/18/2005 6/21/2005	250,000 65,000		$ $	6.75 6.25	2/17/2015 6/20/2015			100,000	(7)	$119,000
Alanna Darling	5/9/2006		15,000		$1.50	5/08/2016			16,667	(8)	$19,834

(1)	On December 30, 2005, the vesting of the unearned stock options held by Messrs. Asghar, Gotschall, Moretti and Santi was accelerated and they all became fully vested.
(2)	The unearned stock options held by Ms Darling were scheduled to vest in five equal installments of 20% per year, with the first such vesting event occurring on May 9, 2007. In February 2007 and prior to any vesting or exercise of such stock options, Ms. Darling discontinued serving as a Company employee, terminating further rights to the stock options as of February 9, 2007.
(3)	Represents awards of restricted stock made under our 2004 Incentive Award Plan.
(4)	Represents the closing price of a share of our common stock on December 29, 2006, $1.19, multiplied by the number of shares or units that have not vested.
(5)	On January 17, 2007, Encore Credit Corp., our wholly owned subsidiary, entered into a Separation and General Release Agreement with Mr. Gotschall which provided that his outstanding unvested shares of restricted stock became immediately fully vested as of January 15, 2007.
(6)	One half of Mr. Moretti’s unvested restricted shares vested on March 7, 2007 with the remaining half scheduled to vest on March 7, 2008 should Mr. Moretti continue to be employed by the Company on such date.
(7)	41,667 of Mr. Santi’s unvested restricted shares vested on February 18, 2007 and the remainder are scheduled to vest as follows provided Mr. Santi remains employed by the Company on such dates: 8,333 shares on June 21, 2007, 41,666 shares on February 18, 2008, and 8,334 shares on June 21, 2008.
(8)	On February 9, 2007, Ms. Darling’s unvested restricted shares became immediately fully vested commensurate with the close of the Bear Stearns Residential Mortgage Corporation transaction.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers for the year ended December 31, 2006:

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Steven G. Holder	637,308	$31,865	0	0
Shabi S. Asghar	0	0	0	0
Troy A. Gotschall	0	0	37,313	$45,895
Larry E. Moretti	0	0	33,334	$41,668
Roque A. Santi	0	0	50,000	$92,750
Alanna Darling	0	0	8,333	$10,250

(1)	Represents the difference between the market price of a share of common stock on the date of exercise, less the exercise price per share so exercised.
(2)	Represents the closing price of a share of our common stock the date of vesting multiplied by the number of shares that have vested.

Nonqualified Deferred Compensation

In December 2003, the Company established a nonqualified deferred compensation plan entitled “The Executive Nonqualified Excess Plan,” covering key managerial employees. This plan allows the deferral of up to 80% of the participant’s compensation into the plan, and allows the Company to match or make profit sharing credits to the plan at the sole discretion of management. Participants are immediately 100% vested in both compensation deferrals and Company contributions, and are able to receive payments from the Plan after the completion of 5 years of service. The Company made no contributions to the plan in fiscal 2006. Participants of the nonqualified deferred compensation plan are able to designate investment options for their individual accounts. Although the Company is not required to directly invest in the options elected by the participants, the Company is liable to participants for the value of those investments. Accordingly, the deferred compensation liability is adjusted to reflect the Company’s obligation to participants based upon the performance of their investment options. As of December 31, 2006 the Company’s deferred compensation liability was $15,815,000, and is included in accounts payable and accrued expenses stated in the Company’s financial statements for fiscal 2006.

The following table sets forth summary information regarding the participation by our named executive officers in our nonqualified deferred compensation plan during fiscal 2006:

Name	Executive Contributions in Fiscal 2006		Company Contributions in Fiscal 2006	Aggregate Earnings in Fiscal 2006	Aggregate Withdrawals/ Distributions	Aggregate Balance at Fiscal 2006 Year End
Steven G. Holder	—		—	$164,953	—	$1,915,771
Shabi S. Asghar	$486,637	(1)	—	$953,699	—	$7,023,814
Troy A. Gotschall	—		—	—	—	—
Larry E. Moretti	—		—	—	—	—
Roque A. Santi	—		—	$50	—	$1,134
Alanna Darling	—		—	—	—	—

(1)	Contributions include compensation earned for fiscal 2005.

Potential Payments Upon Termination or Change-in-Control

Steven G. Holder. At December 31, 2006, if Mr. Holder’s employment agreement was terminated due to “disability” (as defined below), by Mr. Holder for “good reason” (as defined below) or by us without “cause” (as defined below) (each, a “Qualifying Termination”), Mr. Holder would receive a severance pay in the amount of $900,000 as follows: $225,000 no later than the 10th business day after Mr. Holder delivered a signed general release in the form acceptable to us and returned all Company properties as required by the employment agreement and the remaining $675,000 payable in substantially equal sums over the following 12 months, in accordance with our regular payroll practices. In addition, any unvested stock options or restricted stock held by Mr. Holder would vest as follows: 1/12th of the unvested stock options and/or restricted stock held by Mr. Holder as of the termination date would vest at the end of each one-month period following the date of termination for the 12-month period following the date of termination. Such vested stock option and restrict stock were exercisable within 90 days following the 12-month period. Provided that Mr. Holder was eligible for and timely elected COBRA healthcare coverage continuation, the right to receive payments for portion of the COBRA premium equal to the difference between the COBRA premium and his monthly contribution towards health care benefits immediately prior to the date of termination, for him to continue his (and, if applicable, his family’s) health care coverage, which was in effect as for the date of termination for up to 18 months from the date of termination, provided that he remained eligible for such coverage.

At December 31, 2006, if a “change in control” (as defined below) had occurred, all unvested stock options held by Mr. Holder would vest and become exercisable and all restricted held by Mr. Holder would fully vest.

If any of the above payments were subject to excise tax payable by Mr. Holder pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law, Mr. Holder would receive an additional payment equal to the amount of such excise tax, except for any excise tax resulting from the receipt of such additional amount.

“Cause” means executive’s (a) conviction of or plea of nolo contender to a felony or any crime involving moral turpitude, (b) commission of any act of theft, embezzlement or misappropriation against us, (c) failure to substantially perform executive’s employment duties (other than failure resulting from incapacity due to physical or mental illness), or (d) material breach of his or her employment agreement obligations.

“Disability” generally means a physical or mental incapacity as a result of which executive becomes unable to continue to perform the essential functions of his or her job with or without accommodation for six consecutive calendar months or for a total of 180 business days in any 12 month period.

“Good Reason” generally means our material breach of salary and benefit obligations provided in the employment agreement. In addition, following a “change in control”, good reason also generally means (a) a material reduction in executive’s authority, or (b) a relocation of executive’s primary office location outside of Orange County, California, without executive’s prior written consent. In addition, if the executive remains employed by us for ninety (90) days following a change in control, during the thirty (30) days following the ninety (90) day period after the change in control, if executive elects to terminate his or her employment with us for any reason at all, the executive’s termination will be considered a “good reason.”

A “change in control” is generally defined as the occurrence of one of the following events: (a) any person becomes the beneficial owner of our securities representing 35% or more of our combined voting power; (b) a change in the majority of the membership of our board, without approval by two-thirds of the directors who are continuing directors; (c) stockholder approval of a merger, consolidation, share exchange or reorganization where our stockholders prior to such transaction own less than 80% of the outstanding voting securities of the surviving entity; (d) stockholder approval for the disposition, or sale of all or substantially all of our assets; or (e) stockholder approval of a plan of our liquidation or dissolution.

Shabi S. Asghar. At December 31, 2006, if Mr. Asghar’s employment agreement was terminated due to disability, by him for good reason or by us without cause, Mr. Asghar would receive a severance pay in the amount of $900,000 as follows: $225,000 no later than the 10th business day after Mr. Asghar delivered a signed general release in the form acceptable to us and returned all Company properties as required by the employment agreement and the remaining $675,000 payable in substantially equal sums over the following 12 months, in accordance with our regular payroll practices. In addition, any unvested stock options or restricted stock held by Mr. Asghar would vest as follows: 1/12th of the unvested stock options and/or restricted stock held by Mr. Asghar as of the termination date would vest at the end of each one-month period following the date of termination for the 12-month period following the date of termination. Such vested stock option and restrict stock were exercisable within 90 days following the 12-month period. Provided that Mr. Asghar was eligible for and timely elected COBRA healthcare coverage continuation, the right to receive payments for portion of the COBRA premium equal to the difference between the COBRA premium and his monthly contribution towards health care benefits immediately prior to the date of termination, for him to continue his (and, if applicable, his family’s) health care coverage, which was in effect as for the date of termination for up to 18 months from the date of termination, provided that the he remained eligible for such coverage.

At December 31, 2006, if a “change in control” (as defined below) had occurred, all unvested stock options held by Mr. Asghar would vest and become exercisable and all restricted held by Mr. Asghar would fully vest.

If any of the above payments were subject to excise tax payable by Mr. Asghar pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law, Mr. Asghar would receive an additional payment equal to the amount of such excise tax, except for any excise tax resulting from the receipt of such additional amount.

Troy Gotschall. At December 31, 2006, if a Qualifying Termination had occurred, Mr. Gotschall would continue to receive his annual salary of $250,000, annual bonus of $500,000, monthly automobile allowance of $2,000 and other employee benefits through July 1, 2008 as though he had remain employed through July 1, 2008, provided that he executed and delivered a general release of claims in a form acceptable to the Company and was not in material breach of any provisions of his employment agreement. If a Qualifying Termination occurred after July 1, 2008, then Mr. Gotschall was to receive $500,000 in severance payments as follows: $125,000 would be paid no later than the tenth business day after Mr. Gotschall delivered a signed general release in the form acceptable to the Company and returned all Company property as required by the employment agreement and the remaining $375,000 would be paid in substantially equal sums over the following 12 months, in accordance with the Company’s regular payroll practices. Any unvested stock options or restricted stock held by Mr. Gotschall would vest as follows: 1/12th of the unvested stock options and/or restricted stock held by Mr. Gotschall would vest at the end of each one-month period following the date of termination for the 12-month period following the date of termination and such vested stock option or restricted stock would be exercisable within 90 days following the 12-month vesting period. Furthermore, provided that Mr. Gotschall was eligible for and timely elected COBRA healthcare coverage continuation, we would pay the portion of the COBRA premium equal to the difference between the COBRA premium and Mr. Gotschall’s monthly contribution towards health care benefits immediately prior to the date of termination, for him to continue his (and, if applicable, his family’s) health care coverage, which was in effect as for the date of termination for up to 18 months from the date of termination, provided that Mr. Gotschall remained eligible for such coverage. In the event it was determined that any compensation payment or distribution to him would be subject to the excise tax, Mr. Gotschall was entitled to receive additional payments in the amount of the excise tax imposed upon the payments, but not for any excise tax resulting from the receipt of any such additional payment. At December 31, 2006, if a change of control had occurred, all unvested stock options held by Mr. Gotschall would fully vest and become exercisable and all restricted stock held by Mr. Gotschall would fully vest.

Larry Moretti. At December 31, 2006, if a Qualifying Termination had occurred, Mr. Moretti would receive a severance pay in the amount of $500,000 as follows: $125,000 no later than the 10th business day after Mr. Moretti delivered a signed general release in the form acceptable to us and returned all Company properties as required by the employment agreement and the remaining $375,000 payable in substantially equal sums over the following 12 months, in accordance with our regular payroll practices. In addition, any unvested stock options or restricted stock held by Mr. Moretti would vest as follows: 1/12th of the unvested stock options and/or restricted stock held by Mr. Moretti as of the termination date would vest at the end of each one-month period following the date of termination for the 12-month period following the date of termination. Such vested stock option and restrict stock were exercisable within 90 days following the 12-month period. Provided that Mr. Moretti was eligible for and timely elected COBRA healthcare coverage continuation, the right to receive payments for portion of the COBRA premium equal to the difference between the COBRA premium and his monthly contribution towards health care benefits immediately prior to the date of termination, for him to continue his (and, if applicable, his family’s) health care coverage, which was in effect as for the date of termination for up to 18 months from the date of termination, provided that the he remained eligible for such coverage.

At December 31, 2006, if a “change in control” (as defined below) had occurred, all unvested stock options held by Mr. Moretti would vest and become exercisable and all restricted held by Mr. Moretti would fully vest.

If any of the above payments were subject to excise tax payable by Mr. Moretti pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law, Mr. Moretti would receive an additional payment equal to the amount of such excise tax, except for any excise tax resulting from the receipt of such additional amount.

Furthermore, under the retention agreements we entered into with Mr. Moretti, at December 31, 2006, Mr. Moretti was entitled to receive a retention bonus of $100,000 if we, our affiliate or a successor in interest to our business terminated Mr. Moretti’s employment. For purposes of receiving retention bonus, in the event that Mr. Moretti’s employment was terminated because he had failed to perform his duties with appropriate diligence, effort and skill (other than such failure resulting his incapacity due to physical or mental illness) as determined by our Chief Executive Officer, which failure had not been remedied within 30 days after written notice from the Company, Mr. Moretti would not be eligible to receive the retention bonus.

Roque A. Santi. At December 31, 2006, if a Qualifying Termination had occurred, Mr. Santi would receive a severance pay in the amount of $500,000 as follows: $125,000 no later than the 10th business day after Mr. Santi delivered a signed general release in the form acceptable to us and returned all Company properties as required by the employment agreement and the remaining $375,000 payable in substantially equal sums over the following 12 months, in accordance with our regular payroll practices. In addition, any unvested stock options or restricted stock held by Mr. Santi would vest as follows: 1/12th of the unvested stock options and/or restricted stock held by Mr. Santi as of the termination date would vest at the end of each one-month period following the date of termination for the 12-month period following the date of termination. Such vested stock option and restrict stock were exercisable within 90 days following the 12-month period. Provided that Mr. Santi was eligible for and timely elected COBRA healthcare coverage continuation, the right to receive payments for portion of the COBRA premium equal to the difference between the COBRA premium and his monthly contribution towards health care benefits immediately prior to the date of termination, for him to continue his (and, if applicable, his family’s) health care coverage, which was in effect as for the date of termination for up to 18 months from the date of termination, provided that the he remained eligible for such coverage.

At December 31, 2006, if a “change in control” (as defined below) had occurred, all unvested stock options held by Mr. Santi would vest and become exercisable and all restricted held by Mr. Santi would fully vest.

If any of the above payments were subject to excise tax payable by Mr. Santi pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law, Mr. Santi would receive an additional payment equal to the amount of such excise tax, except for any excise tax resulting from the receipt of such additional amount.

Furthermore, under the retention agreements we entered into with Mr. Santi, at December 31, 2006, Mr. Santi was entitled to receive a retention bonus of $150,000 if we, our affiliate or a successor in interest to our business terminated Mr. Santi’s employment and a transaction bonus of $250,000 in the event that we consummated a qualifying transaction. For purposes of receiving retention bonus, in the event that Mr. Santi’s employment was terminated because he had failed to perform his duties with appropriate diligence, effort and skill (other than such failure resulting his incapacity due to physical or mental illness) as determined by our Chief Executive Officer, which failure had not been remedied within 30 days after written notice from the Company, Mr. Santi would not be eligible to receive the retention bonus.

Alanna Darling. At December 31, 2006, if a Qualifying Termination had occurred, Ms. Darling would receive a severance pay in the amount of $200,000 as follows: $50,000 no later than the 10th business day after Ms. Darling delivered a signed general release in the form acceptable to us and returned all Company properties as required by the employment agreement and the remaining $150,000 payable in substantially equal sums over the following 12 months, in accordance with our regular payroll practices. In addition, any unvested stock options or restricted stock held by Ms. Darling would vest as follows: 1/12th of the unvested stock options and/or restricted stock held by Ms. Darling as of the termination date would vest at the end of each one-month period following the date of termination for the 12-month period following the date of termination. Such vested stock option and restrict stock were exercisable within 90 days following the 12-month period. Provided that Ms. Darling was eligible for and timely elected COBRA healthcare coverage continuation, the right to receive payments for portion of the COBRA premium equal to the difference between the COBRA premium and her monthly contribution towards health care benefits immediately prior to the date of termination, for her to continue her (and, if applicable, her family’s) health care coverage, which was in effect as for the date of termination for up to 18 months from the date of termination, provided that the she remained eligible for such coverage.

At December 31, 2006, if a “change in control” (as defined below) had occurred, all unvested stock options held by Ms. Darling would vest and become exercisable and all restricted held by Ms. Darling would fully vest.

If any of the above payments were subject to excise tax payable by Ms. Darling pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law, Ms. Darling would receive an additional payment equal to the amount of such excise tax, except for any excise tax resulting from the receipt of such additional amount.

Furthermore, under the retention agreements we entered into with Ms. Darling, at December 31, 2006, Ms. Darling was entitled to receive a retention bonus of $50,000 if we, our affiliate or a successor in interest to our business terminated Ms. Darling’s employment and a transaction bonus of $100,000 in the event that we consummated a qualifying transaction. For purposes of receiving the retention bonus, in the event that Ms. Darling’s employment was terminated because she had failed to perform her duties with appropriate diligence, effort and skill (other than such failure resulting her incapacity due to physical or mental illness) as determined by our Chief Executive Officer, which failure had not been remedied within 30 days after written notice from the Company, Ms. Darling would not be eligible to receive the retention bonus.

Subsequent Events

On January 17, 2007, Encore Credit Corp., our wholly owned subsidiary, entered into a Separation and General Release Agreement with Mr. Gotschall, our Executive Vice President and Chief Production Officer and the President and Chief Executive Officer of Encore Credit Corp. in connection with Mr. Gotschall’s resignation of employment effective January 15, 2007. The separation agreement terminated and superseded Mr. Gotschall’s employment agreement, dated as of July 1, 2005, with us. Pursuant to the separation agreement, Mr. Gotschall was to receive a one-time payment of $810,000, less applicable withholding, which represents a partial payment for the amounts owed to Mr. Gotschall under the terms of his employment agreement, and his outstanding unvested shares of restricted stock immediately fully vested as of January 15, 2007.

On February 9, 2007, we entered into an Amended and Restated Employment Agreement with Mr. Santi. Under this new agreement, provided Mr. Santi remains employed by us through August 9, 2008, he will also be entitled to receive a retention bonus of $250,000 to be paid on August 11, 2008.

In the event that, during the term of the Employment Agreement, a change in control occurs, Mr. Santi will be entitled to the payment of any annual bonus and/or quarterly bonus which has been earned but not yet paid, and any annual bonus and/or quarterly bonus for any year or quarter during which he has been employed but that has not been completed as of the date of the change in control. The portion of the target bonus payable as the annual bonus shall be based on Mr. Santi’s average quarterly performance ratings provided prior to the change in control. In the event no quarterly performance rating has been provided, Mr. Santi will be awarded 100 percent of the target bonus. In addition, should a change in control occur, all unvested stock options held by Mr. Santi will be fully vested and exercisable, and all restricted stock held by Mr. Santi will be fully vested.

If, during the term of the Employment Agreement, Mr. Santi terminates his employment without good reason, the Company terminates his employment for cause or his employment is terminated due to his death, Mr. Santi, or if applicable, his estate, will have the right to receive all compensation payable under the Employment Agreement through the termination date, including payment of any annual bonus or quarterly bonus for any year or quarter of a year completed prior to the termination date, and the retention bonus if the termination occurs after August 9, 2007 and the retention bonus has not yet been paid.

In the event that, during the term of the Employment Agreement, if a Qualifying Termination had occurred, Mr. Santi will be entitled to receive compensation, as provided in the Employment Agreement, through the termination date, including payment of any annual bonus or quarterly bonus for any year or quarter of a year completed prior to the termination date, and the retention bonus if the termination occurs after August 9, 2007 and the retention bonus has not yet been paid. In addition, provided Mr. Santi executes a general release in favor of the Company, Mr. Santi will be entitled to (a) a cash payment equal to the sum of two times his current base salary and annual bonus and quarterly bonus for any year or quarter of a year during which Mr. Santi’s employment terminates, to be paid out 25% upon the Company’s receipt of a general release and return of all Company property and 75% in substantially equal sums over the following 12 month period, in accordance with the Company’s normal payroll practices; (b) accelerated vesting of any unvested stock options or restricted stock, such that all outstanding unvested stock options or restricted stock held by Mr. Santi will vest in 12 equal installments on a monthly basis following the termination date and will thereafter be exercisable by Mr. Santi for 90 days following the 12-month vesting period; and (c) if Mr. Santi elects to continue his (and, if applicable, his family’s) COBRA healthcare coverage, the portion of the COBRA premium for a period of 18 months equal to the difference between the COBRA premium and Mr. Santi’s monthly contribution towards healthcare benefits immediately prior to the date of termination.

Should any of the foregoing payments made to Mr. Santi subject him to excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, Mr. Santi will also be entitled to a “gross up” payment equal to such excise tax.

Acceleration of Benefits Under Our 2004 Incentive Award Plan.

If a “change in control” occurs and the awards under the plan are not continued, converted, assumed, or replaced by (a) us or a parent or subsidiary of us, or (b) a successor or a parent or subsidiary of a successor, then all equity awards granted under the 2004 Incentive Award Plan fully vest and all forfeiture restrictions will lapse.

In accordance with the requirements of the rules of the SEC, the following table presents our reasonable estimate of the benefits payable (1) to the named executive officers under our employment agreements, incentive award plan, and retention bonus agreements assuming that a change of control occurred on December 29, 2006, the last business day of fiscal 2006; (2) to the named executive officers under our employment agreements and retention bonus agreements assuming that qualifying termination of employment occurred on December 29, 2006, the last business day of fiscal 2006; and (3) the named executive officers would comply with all conditions to receipt of such payments as described above and would not take actions that would relieve us of the obligation to make such payments. While we have made reasonable assumptions regarding the amounts payable, there can be no assurance that in the event of a change in control, the named executive officers will receive the amounts reflected below.

Name	Trigger	Severance Payment(1)	COBRA Benefits(2)	Value of Option Acceleration(3)	Value of Restricted Stock Acceleration(4)	280G Tax Gross Up	Retention Bonus(5)	Transaction Bonus(6)	Total Value(7)
Steven G. Holder	Change in Control	0	0	0	0	0	0	0	0
	Qualifying Termination	$900,000	$35,526	0	0	0	0	0	$935,526

Shabi S. Asghar	Change in Control	0	0	0	0	0	0	0	0
	Qualifying Termination	$900,000	$25,996	0	0	0	0	0	$925,996

Troy Gotschall(8)	Change in Control	0	0	0	$88,806	0	0	0	$88,806
	Qualifying Termination	$1,161,000	$37,173	0	$88,806	0	0	0	$1,286,979

Larry Moretti	Change of Control	0	0	0	$79,333	0	0	0	$79,333
	Termination Due to Disability or For Good Reason	$500,000	$37,173	0	$79,333	0	0	0	$616,505
	Termination Without Cause (9)	$500,000	$37,173	0	$79,333	0	$100,000	0	$716,505

Roque A. Santi	Change in Control (10)	0	0	0	$119,000	0	0	$250,000	$369,000
	Termination Due to Disability or For Good Reason	$500,000	$37,173	0	$119,000	0	0	0	$656,173
	Termination Without Cause (10)	$500,000	$37,173	0	$119,000	0	$150,000	0	$806,173

Alanna Darling	Change in Control (10)	0	0	0	$19,834	0	0	$100,000	$119,834
	Termination Due to Disability or For Good Reason	$200,000	$8,987	0	$19,834	0	0	0	$228,821
	Termination Without Cause (9)	$200,000	$8,987	0	$19,834	0	$50,000	0	$278,821

(1)

In the case of a qualifying termination of employment of a named executive officer, represents an amount up to 200 percent of the executive’s base salary (which for Messrs. Asghar and Santi is based on a base salary of $450,000 and $250,000, respectively, despite their agreement to forgo any compensation for a period of one year effective April 2006, and except for Mr. Moretti whose amended employment agreement entered into as of October 2006 provides for a severance payment in the amount of $500,000).

(2)	In the case of a qualifying termination of executive, represents reimbursement towards COBRA healthcare continuation coverage up to eighteen months after the date of termination, assuming that the named executive officers elect to continue their health insurance through COBRA during the entire eighteen-month period.
(3)	Represents the aggregate value of the acceleration of vesting of the participant’s unvested stock options, determined by multiplying the closing price of a share of our common stock on December 29, 2006, $1.19, by the number of stock options, less the exercise price for such options.
(4)	Represents the aggregate value of the acceleration of vesting of the participant’s unvested restricted stock, determined by multiplying the closing price of a share of our common stock on December 29, 2006, $1.19, by the number of shares of accelerated restricted stock.
(5)	Represents retention bonuses under our retention bonus agreement in the event of a termination of Messrs. Moretti and Santi other than for cause by us, a subsidiary of ours, or a successor in interest to our business prior to the retention bonus date.
(6)	Represents a transaction bonus under our retention bonus agreements in the event we consummate a qualifying transaction prior to March 31, 2007.
(7)	Excludes the value to the executive of continued right to indemnification by us if participant will also be indemnified by us and by continued coverage under our directors’ and officers’ liability insurance (if applicable).
(8)	Amount represents payments that Mr. Gotschall would have been entitled to if a Qualifying Termination had occurred on December 31, 2006. Mr. Gotschall resigned as our Executive Vice President and Chief Production Officer and Encore Credit Corp.’s President and Chief Executive Officer on January 15, 2007. On January 17, 2007, Mr. Gotschall entered into a Separation Agreement with Encore Credit Corp. which superseded his employment agreement dated July 1, 2005. Pursuant to the Separation Agreement, Mr. Gotschall was paid a one-time payment of $810,000, less applicable withholding, in severance pay, and his outstanding unvested shares of restricted stock were subject to immediate vesting as of January 15, 2007.
(9)	For purposes of receiving retention bonus, in the event that the executive’s employment was terminated because the executive has failed to perform his/her duties with appropriate diligence, effort and skill (other than such failure resulting from the executive’s incapacity due to physical or mental illness) as determined by the Company’s Chief Executive Officer, which failure has not been remedied within 30 days after written notice from the Company, the executive shall not be eligible to receive the retention bonus.
(10)	The executives are entitled to receive transaction bonuses only if the Company consummates a qualifying transaction.

Compensation of Directors

Our directors, who are not officers or employees of our Company, receive an annual cash retainer of $30,000, payable in quarterly installments at the rate of $7,500 per quarter, for serving as a director of our Company, $2,500 for each board of directors’ meeting these directors attend in person plus reimbursement of reasonable travel expenses in connection with attending such meetings and $500 for the attendance of each board of directors’ meeting by telephone. In addition, we pay annual compensations of $15,000 $5,000 and $5,000 to non-employee directors who serve as chairmen of the audit committee, compensation committee and nominating/corporate governance committee, respectively. Each non-employee director serving as a committee member receives $1,000 plus reimbursement of reasonable travel expenses for attending a committee meeting in person and $200 for each teleconference committee meeting attendance. We pay our lead independent director an additional annual payment of $15,000 and members of our special committee a one-time cash retainer of $30,000.

The following table summarizes our directors’ compensation for the year ended December 31, 2006:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James R. Brazil	106,700	(2)	0	0	0	—	0	106,700
William Jacoby	86,500	(3)	0	0	0	—	0	86,500
James O. Rollans	94,200	(4)	0	0	0	—	0	94,200
Douglas Ingram	91,700	(5)	0	0	0	—	0	91,700

(1)	This table does not include directors who are also executive officers of our Company whose compensation information is included in the preceding tables.
(2)

Amount includes an annual cash retainer of director’s fees of $30,000 and additional payments of $26,500 for attending thirteen meetings of the board of directors in 2006 (either in person or by teleconference), $200 for attending one audit committee meeting by teleconference, $30,000 for serving as a member of the special committee, $5,000 for serving as the chairman of the compensation committee and $15,000 for serving as our lead independent director.
(3)	Amount includes an annual cash retainer of director’s fees of $30,000 and additional payments of $26,500 for attending thirteen meetings of the board of directors in 2006 (either in person or by teleconference) and $30,000 for serving as a member of the special committee.
(4)	Amount includes an annual cash retainer of director’s fee of $30,000 and additional payments of $19,000 for attending ten meetings of the board of directors in 2006 (either in person or by teleconference), $200 for attending one audit committee meeting by teleconference, $15,000 for serving as the chairman of the audit committee and $30,000 for serving as a member of the special committee.
(5)	Amount includes an annual cash retainer of director’s fees of $30,000 and an additional payment of $21,500 for attending eleven meetings of the board of directors in 2006 (either in person or by teleconference, $200 for attending one audit committee meeting by teleconference, $5,000 for serving as the chairman of the nominating/corporate governance committee, $5,000 for serving as the chairman of the special committee and $30,000 for serving as a member of the special committee. Mr. Ingram resigned as our director in March of 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,972,651	$2.91	1,003,847	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,972,651	$2.91	1,003,847

(1)	Includes securities available for issuance under the Company’s 2004 Incentive Award Plan; excludes 1,297,045 shares that are no longer available for future issuance under the Company’s 2001 Stock Option Plan, which was terminated in connection with the Company’s initial public offering.

Security Ownership of Certain Beneficial Owners and Management

Except as set forth below, management knows of no person who is the beneficial owner of more than 5% of our issued and outstanding common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent(1)
Becker Capital Management, Inc. 1211 SW Fifth Avenue Suite 2185 Portland, OR 97204	5,214,475	(2)	5.16%

Howard Amster 23811 Chagrin Blvd., suite 200 Beachwood, OH 44122-5525	5,593,025	(3)	5.54%

(1)	Based on 101,026,743 shares of our common stock outstanding on May 14, 2007.

(2)	Based on information provided pursuant to a Schedule 13G filed with the SEC on January 26, 2007 by Becker Capital Management, Inc. (“Becker”). Becker reported that it has the sole power to vote or direct the voting of 4,264,075 shares and sole power to dispose or to direct disposition of 5,214,475 shares.
(3)	Based on information provided pursuant to a Schedule 13D filed with the SEC on April 3, 2006 by Howard Amster, David Zlatin and related persons and entities reporting ownership as of March 27, 2006. Mr. Amster reports sole voting and dispositive power over 1,067,000 shares and shared voting and dispositive power over all 4,516,000 shares. David Zlatin reports sole voting and dispositive power over 2,400 shares and shared voting and dispositive power over 2,951,425 shares. Gilda Zlatin reports sole voting and dispositive power over 500 shares and shared voting and dispositive power over 7,125 shares. Includes 1,067,000 shares held by Mr. Amster, 2,400 shares held by Mr. Zlatin, 500 shares held by Ms. Zlatin, 2,900,000 shares held by Ramat Securities Ltd., 420,000 shares held by the Amster Trading Company, 846,000 shares held by the Amster Trading Company Charitable Remainder Unitrust, 183,600 shares held by the Howard M. Amster 2005 Charitable Remainder Unitrust, 64,800 shares held by the Pleasant Lake Apts. Corp., 44,300 shares held by the ZAK Group LLC, 25,200 shares held by the Howard M. Amster Charitable Remainder Unitrust, 32,100 shares held by the Amster Limited Partnership and 7,125 shares held by Tova Financial, Inc Charitable Remainder Unitrust.

The following table sets forth as of May 14, 2007 the number and percentage of the outstanding shares of our common stock which, according to the information supplied to us, are beneficially owned by (i) each person who is currently a director of us, (ii) each named executive officer in the Summary Compensation Tables, and (iii) all of our current directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, the person listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity, subject to community property laws, where applicable. The address of each of the directors and named executive officers is ECC Capital Corporation, 1733 Alton Parkway, Irvine, California 92606.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Rights to Acquire Beneficial Ownership(1)		Total	Percent
Directors and Named Executive Officers:
James R. Brazil	638,549	(2)	20,000	(3)	658,549	*
William Jacoby	111,110		20,000	(3)	131,110	*
James O. Rollans	118,518		20,000	(3)	138,518	*
Douglas Ingram	29,629		20,000	(3)	49,629	*
Steven G. Holder	17,956,549	(4)	0		17,956,549	17.77%
Shabi S. Asghar	11,223,827	(5)	0		11,223,827	11.11%
Troy Gotschall	176,940		0		176,940	*
Larry E. Moretti	100,000	(6)	200,000	(3)	300,000	*
Roque A. Santi	150,000	(7)	250,000	(3)	400,000	*
Alanna Darling	25,000		0		25,000	*
All executive officers and directors as a group (6 persons)	19,074,726		510,000		19,584,726	19.39%

*	Represents beneficial owners of less than 1%.
(1)	Includes shares that the party or group has the right to acquire within sixty days of May 14, 2007.
(2)	Includes 623,735 shares of common stock held by Brazil Family Trust.
(3)	The options owned by Messrs. Brazil, Jacoby, Rollans, Ingram and Santi have an exercise price of $6.75 per share and the options owned by Mr. Moretti have an exercise price of $6.35 per share.
(4)	Includes 591,539 shares held indirectly by the Holder Family Limited Partnership, of which Mr. Holder is the General Partner, and excludes 483,502 shares held by Mr. Holder’s souse, of which Mr. Holder has no voting or investing power.
(5)	Includes 23,660 shares of our common stock and options to purchase 11,831 shares of our common stock held by Mr. Asghar’s spouse.

(6)	Includes 58,333 shares of unvested restricted stock.
(7)	Includes 33,333 shares of unvested restricted stock.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Transactions with Related Persons.

Mr. Asghar’s spouse was employed by us as an account executive from May 2002 through February 2007. She was paid approximately $521,000 in 2006 in total compensation pursuant to our stated compensation structure for account executives.

Review, Approval or Ratification of Transactions with Related Persons

The Company has a policy that any transaction which would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the SEC, with respect to a director or nominee for election as a director, must be reviewed and approved or ratified by the Company’s full Board, excluding any director interested in such transaction. All other related party transactions which would require disclosure under Item 404(a), including, without limitation, those involving executive officers of the Company, must be reviewed and approved or ratified by either the Company’s Board of Directors or Executive Committee pursuant to the Company’s Fairness in Employment and Compensation Policy in effect for fiscal 2006. In addition, the Audit Committee Charter provides that the Audit Committee shall discuss with management and the Company’s independent auditor any related-party transactions brought to the Audit Committee’s attention that could reasonably be expected to have a material impact on the Company’s financial statements. The transaction disclosed above has been reviewed and approved or ratified by the Company’s Board.

Director Independence

Our Board of Directors is currently composed of three persons. Each of our directors has been determined by our Board of Directors to be independent based on the definition of independent director set forth in New York Stock Exchange listing rules. Mr. Ingram, who resigned as our director in March of 2007, was also determined by our Board of Directors to be independent based on the definition of independent director set forth in New York Stock Exchange listing rules.

Item 14.	Principal Accountant Fees and Services

The following table presents fees billed for professional services rendered by Grant Thornton LLP for the audit of our financial statements for the years ended December 31, 2006 and December 31, 2005, and fees for other services rendered during those periods:

Fee Category	2006	2005
Audit Fees(1)	$1,199,080	$423,000
Audit—Related Fees(2)	11,000	0
Tax Fees(3)	422,372	359,000
All Other Fees(4)	0	110,000

Total Fees Paid	$1,632,452	$892,000

(1)	Audit Fees—Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit Related Fees—Consists of fees paid in connection with obtaining our auditor’s consent to include its audit report in amendment to our annual report on Form 10-K/A for the year ended December 31, 2005 and in a registration statement on Form S-3.
(3)	Tax Fees—Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and assistance with tax reporting requirements and audit compliance.
(4)	All Other Fees—Consists of the aggregate fees for services related to our initial public offering.

In considering the nature of the services provided by our independent registered public accounting firm, the Audit Committee determined that all such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firm and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC, as well as the American Institute of Certified Public Accountants.

Policy on Audit Committee Pre-Approval of Audit and Non-audit Services of Independent Registered Public Accounting Firm

The Audit Committee adopted the Audit and Non-Audit Services Pre-Approval Policy on February 7, 2005. The policy describes the permitted audit, audit-related, tax and other services that the independent registered public accounting firm may perform. The Audit Committee is responsible for reviewing the terms of the proposed engagement of the independent registered public accounting firm for audit or permissible non-audit services and for pre-approving all such engagements. On a quarterly basis, the Audit Committee reviews the pre-approved services performed and fees incurred year-to-date against the list of services in our policy and the forecast of remaining services and fees for the fiscal year. Our Chief Financial Officer has been designated to monitor the performance of all services provided by the independent registered public accounting firm and to determine whether such services are in compliance with the policy. Any requests for audit, audit-related, tax and other services not contemplated on the list of services in our policy must be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Financial Officer and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence as well as a detailed description provided by the independent registered public accounting firm of the services to be rendered.

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
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEVEN G. HOLDER Steven G. Holder	Chief Executive Officer and Chairman (Principal Executive Officer)	June 1, 2007

/s/ ROQUE A. SANTI Roque A. Santi	President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2007

/s/ JAMES R. BRAZIL James R. Brazil	Director	June 1, 2007

/s/ JAMES ROLLANS James Rollans	Director	June 1, 2007

/s/ WILLIAM JACOBY William Jacoby	Director	June 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of

ECC Capital Corporation

We have audited the accompanying consolidated balance sheets of ECC Capital Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECC Capital Corporation and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 30, 2007, disclaimed an opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note C to the financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) in 2006.

/s/ GRANT THORNTON LLP

Irvine, California

May 30, 2007

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$44,785	$46,904
Restricted cash	3,500	18,600
Other receivables	—	24,966
Mortgage loans held for sale, net	—	2,744,423
Mortgage loans held for investment, net	2,403,090	4,222,063
Accrued mortgage loan interest	24,892	46,840
Residual interests in securitizations	45,920	14,753
Real estate owned	33,197	2,269
Prepaid expenses and other assets	20,724	42,655
Derivative instruments	35,523	58,948
Income taxes receivable	23	31,197
Assets of discontinued operations	1,168,340	—

Total assets	$3,779,994	$7,253,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Warehouse and repurchase facilities	$—	$2,708,266
Long-term debt	2,384,025	4,166,127
Securities sold under agreements to repurchase	—	13,074
Accounts payable and accrued expenses	45,861	63,236
Dividends payable	24,236	18,044
Liabilities of discontinued operations	1,197,901	—

Total liabilities	3,652,023	6,968,747

Commitments and contingencies

Stockholders’ equity
Common stock
authorized, 200,000,000 shares of $0.001 par value at December 31, 2006 and December 31, 2005; issued and outstanding, 100,982,684 shares at December 31, 2006 and 100,242,336 shares at December 31, 2005	101	100
Additional paid in capital	374,280	371,623
Accumulated other comprehensive income	740	1,420
Retained earnings / (accumulated deficit)	(247,150)	(88,272)

Total stockholders’ equity	127,971	284,871

Total liabilities and stockholders’ equity	$3,779,994	$7,253,618

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2006	2005	2004
Revenue
Interest income	$242,965	$196,272	$—
Interest expense	(197,509)	(111,432)	—

Net interest income	45,456	84,840	—
Provision for loan losses—Loans held for investment	19,520	41,185	—

Net interest income, after provision for loan losses	25,936	43,655	—
Loss on fair value write down of residuals	(12,035)	(7,730)	—
Gain on derivative instruments, net	16,751	16,767	—

Total revenue	30,652	52,692	—

Expense
Operating expenses	48,989	54,154	—
Servicing fees	7,486	7,115	—

Total expenses	56,475	61,269	—

Loss from continuing operations	(25,823)	(8,577)	—

Discontinued operations
Income (loss) from discontinued operations before income taxes	(108,665)	(67,866)	48,564
Income tax benefit (provision)	(154)	12,319	(20,288)

Income (loss) from discontinued operations	(108,819)	(55,547)	28,276

NET INCOME (LOSS)	$(134,642)	$(64,124)	$28,276

Loss per share of common stock from continuing operations
Basic	$(0.26)	$(0.10)	$—
Diluted	$(0.26)	$(0.10)	$—

Income (loss) per share of common stock from discontinued operations
Basic	$(1.09)	$(0.62)	$1.15
Diluted	$(1.09)	$(0.62)	$0.66

Net income (loss) per share of common stock
Basic	$(1.35)	$(0.72)	$1.15
Diluted	$(1.35)	$(0.72)	$0.66

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Common Shares Outstanding	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2003	23,691	$20	$9	$1	$—	$6,482	$36	$12,597	$19,145
Exercise of common stock option	2,021	2				5,055			5,057
Tax benefit from non-qualified stock options						27			27
Stock compensation						558			558
Issuance of common stock warrants						12,221			12,221
Cancellation of common stock warrants						(12,221)			(12,221)
									—
Issuance of Series C preferred									—
stock, 3,549 shares					3	2,997			3,000
									—
Redemption of Series C preferred stock, 3,549 shares					(3)	(2,997)			(3,000)
Dividends								(154)	(154)
Comprehensive Income:
Net income								28,276	28,276
Unrealized gain on residual interests in securitization, net of tax effect of $29							40		40

Total comprehensive income	—	—	—	—	—		—	—	28,316

Balance, December 31, 2004	25,712	22	9	1	—	12,122	76	40,719	52,949
Conversion of Encore preferred and common to ECC Capital common stock	12,131	16	(9)	(1)	—	(6)	—	—	—

Balance, December 31, 2004 adjusted for conversion	37,843	38	—	—	—	12,116	76	40,719	52,949

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Number of Common Shares Outstanding	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Sale of common stock	56,571	56				353,613			353,669
Offering expenses						(3,706)			(3,706)
Exercise of common stock options	5,972	6				4,777			4,783
Repurchase of common stock	(144)	—				(722)			(722)
Stock compensation						5,545			5,545
Dividends								(64,867)	(64,867)
Comprehensive Income (loss):
Net loss								(64,124)	(64,124)
Unrealized gain on residual interests in securitization							1,344		1,344

Total comprehensive loss	—	—	—	—	—		—	—	(62,780)

Balance, December 31, 2005	100,242	100	—	—	—	371,623	1,420	(88,272)	284,871
Exercise of common stock options	741	1				776			777
Contributed services from shareholders						337			337
Stock compensation						1,544			1,544
Dividends								(24,236)	(24,236)
Comprehensive Income (loss):
Net loss								(134,642)	(134,642)
Unrealized loss on residual interests in securitization							(680)		(680)

Total comprehensive loss	—	—	—	—	—			—	(135,322)

Balance, December 31, 2006	100,983	$101	$—	$—	$—	$374,280	$740	$(247,150)	$127,971

The accompanying notes are an integral part of this statement.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income/ (loss)	$(134,642)	$(64,124)	$28,276
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	39,120	10,534	3,367
Provision for loan losses	19,520	41,185	—
Change in mortgage loans	1,607,281	(6,910,765)	(349,381)
Fair value adjustment of residual interest	12,034	7,361	1,650
Accretion of residual interest	(12,971)	(2,989)	(3,340)
Compensation charge from stock options and warrants	1,554	5,557	3,591
Net increase in fair value of derivative instruments	22,353	(56,439)	(2,509)
Loss on disposal/impairment of equipment	675	1,864	72
Net change in:
Other receivables	16,150	(14,587)	(4,846)
Accrued mortgage loan interest	17,186	(45,259)	(274)
Accrued bond interest payable	(204)	2,116	—
Prepaid expenses and other assets	(36,477)	(22,947)	(11,001)
Deferred and prepaid tax	31,174	(14,851)	(13,319)
Accounts payable and accrued expenses	12,306	23,577	20,396
Income tax payable	—	(16,189)	12,708

Net cash provided by (used in) operating activities	1,595,059	(7,055,956)	(314,610)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,706)	(12,686)	(2,768)
Principal payments received on loans held for investment	1,775,450	814,879	—
Residual interest in securitization	(50,184)	—	—
Cash received from residual interest	19,274	2,386	13,389

Net cash provided by investing activities	1,742,834	804,579	10,621
Cash flows from financing activities:
Net increase/(decrease) in warehouse lines of credit	(1,538,679)	1,813,959	317,529
Proceeds from issuance of long-term debt	23,276	5,028,032	—
Principal payments on long-term debt	(1,808,328)	(864,223)	—
Proceeds from subordinate debt	—	—	2,645
Payments of subordinate debt	—	(3,970)	(3,538)
Proceeds from repurchase agreement	75,191	13,074	15,401
Payments of repurchase agreement	(88,265)	—	(11,538)
Payments of capital lease obligations	(1,368)	(1,453)	(741)
Restricted cash	15,100	(16,350)	(1,125)
Dividends paid	(18,043)	(46,824)	(154)
Proceeds from issuance of preferred stock	—	—	3,000
Redemption of preferred stock	—	—	(3,000)
Proceeds from the issuance of stock options and stock warrants	1,104	4,050	2,050
Proceeds from issuance of common stock	—	349,963	—

Net cash used in (provided by) financing activities	(3,340,012)	6,276,258	320,529

Net increase/(decrease) in cash and cash equivalents	(2,119)	24,881	16,540
Cash at beginning of the period	46,904	22,023	5,483

Cash at end of the period	$44,785	$46,904	$22,023

Supplemental cash flow information:
Cash used to pay interest	$297,269	$194,995	$28,808
Cash used to pay income taxes	$12	$17,708	$20,288
Supplemental non-cash financing activity:
Fixed assets acquired through capital leases	$—	$981	$3,931
Transfer of loans held for sale to held for investment	$—	$5,060,450	$—

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A—THE COMPANY

ECC Capital Corporation (the “Company”) was incorporated on April 1, 2004 in the state of Maryland. ECC Capital was formed by Encore Credit Corp., now known as Performance Credit Corporation for the purpose of effecting a restructuring that facilitated an initial public offering and conversion to a real estate investment trust, or REIT. Encore Credit was formed on October 18, 2001 in the State of California and began operations in March 2002. Encore Credit changed its name to Performance Credit Corporation in February 2007.

As part of the initial public offering, the Company: (i) issued 40,406,105 shares of common stock to the stockholders of Performance Credit Corporation in exchange for their outstanding common and preferred stock, (ii) sold 52,500,000 shares of common stock to the public at $6.75 per share, and (iii) sold 3,940,110 shares of common stock in a private placement offering at $6.345 per share. ECC Capital raised a total of $379,375,000 through the sale of its stock (before offering expenses) in the public offering and the private placement.

The issuance of shares by the Company to the stockholders of Performance Credit Corporation was accounted for as a transaction between entities under common control. The assets and liabilities of Performance Credit Corporation were recorded by the Company at the time of the transaction at their carrying value.

The Company owns and manages interests in securitization trusts which issued securities collateralized by mortgages on residential real estate.

NOTE B—SALE OF MORTGAGE BANKING OPERATIONS

The Company originated nonconforming mortgage loans through its taxable REIT subsidiary, Performance Credit Corporation, principally using its network of brokers throughout the United States. The Company either sold loans to third parties, through Performance Credit, or it transferred loans to a wholly-owned bankruptcy remote subsidiary which financed such loans through the issuance of asset-backed securities in securitization transactions accounted for as financings or sales. The Company’s loan origination operations comprised the majority of its business activities within its mortgage banking operations.

During the second quarter of 2006, ECC Capital’s board of directors began to review and evaluate potential strategic alternatives to enhance shareholder value. On October 10, 2006, the Company announced that it had entered into an agreement (the “Asset Purchase Agreement”) to sell certain operating assets used in its wholesale mortgage banking operation to Bear Stearns, for approximately $26 million in cash and the assumption of certain liabilities by Bear Stearns. Under the terms of the Asset Purchase Agreement, Bear Stearns agreed to acquire the assets of the Company’s wholesale mortgage banking operation, including property and equipment, customer lists, intellectual property and information technology systems used by the Company (the “Business”). Bear Stearns agreed to assume those liabilities that are necessary for it to continue to support the originations generated by the Business, including leases for the Company’s operating centers in Irvine, California, Downers Grove, Illinois and Glen Allen, Virginia. The Company also entered into certain agreements with Bear Stearns under which Bear agreed to fund and acquire the Company’s loan production on a monthly basis through the date of closing of the sale of the mortgage banking operations.

On February 9, 2007, the Company closed the sale of its mortgage banking operations to Bear Stearns and settled the sale of approximately $1.2 billion in mortgage loans to Bear Stearns, subject to certain price adjustments and call rights. Upon completion of the transaction, the Company effectively exited the wholesale mortgage origination business. Accordingly, the disposition of the mortgage banking operations is being reported as a discontinued operation for the year ended December 31, 2006. As Bear Stearns also acquired use of the

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

Encore Credit name, the Company changed the name of Encore Credit Corp. to Performance Credit Corporation, which remains the Company’s wholly-owned subsidiary. The Company estimates that a gain of approximately $21.1 million will be recognized on the sale of its mortgage banking operations during the three months ended March 31, 2007.

Summarized financial information for operations now reported as discontinued operations is as follows (amounts in thousands):

Balance at December 31, 2006
Assets of discontinued operations
Mortgage loans held for sale	$1,137,142
Other assets	31,198

Total assets of discontinued operations	$1,168,340

Liabilities of discontinued operations
Warehouse and repurchase facilities	$1,169,587
Other liabilities	28,314

Total liabilities of discontinued operations	$1,197,901

	For the year ended December 31,
	2006	2005	2004
Net interest income	$21,398	$51,090	$28,019
Gain (loss) on sale of loans	(52,355)	(38,332)	142,844
Gain on trading securities and derivative instruments, net	5,194	30,290	(7,526)

Net revenues	$(25,763)	$43,048	$163,337

As the Company began its portfolio investment activities in 2005 following its initial public offering, all the results of operations for the year ended December 31, 2004 are considered as discontinued operations.

Significant accounting policies related to discontinued operations are as follows:

Mortgage loans held for sale and accounting for loan sales—Mortgage loans held for sale are carried at the lower of cost or market, which is computed on an individual loan basis. Unrealized losses, if any, are recognized by a direct reduction in loan value and a corresponding reduction to income. Loan origination fees, as well as discount points and certain direct origination costs are initially capitalized, recorded as an adjustment of the cost basis of the loan, and reflected in earnings when the loan is sold as part of the gain or loss on the sale of loans.

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

Retained interests in securitizations are measured by allocating the previous carrying value between the loans sold and the interests retained, if any, based on their relative fair values at the date of transfer.

Gain or loss in sales of loans is included in loss on discontinued operations.

Mortgage loans held for sale consisted of the following:

	December 31, 2006	Weighted Average Coupon	December 31, 2005	Weighted Average Coupon
	(in thousands)
Mortgage loans held for sale	$1,181,811	8.30%	$2,762,399	8.08%
Net deferred origination costs	6,733		22,549
Lower of cost or market adjustment	(51,402)		(40,525)

Loans, net	$1,137,142		$2,744,423

As of December 31, 2006, the balance of mortgage loans held for sale is included in assets of discontinued operations.

Gain (loss) on sale of loans is a component of loss on discontinued operations and comprised the following components for the year ended December 31, 2006, 2005, and 2004:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Premium from whole-loan sales	$29,775	$92,431	$259,799
Provision for repurchases	(29,453)	(12,837)	(10,230)
Non-refundable loan fees, net	(72)	(5)	(135)
Lower of cost or market adjustment for loans held for sale	(16,295)	(40,689)	28,052
Deferred origination costs	(36,310)	(77,232)	(134,642)

Gain (loss) on sale of loans, net	$(52,355)	$(38,332)	$142,844

Repurchase Allowance—The Company records a repurchase allowance for loans sold to investors where there is the potential for repurchase of those loans or indemnification of losses based on alleged violations of representations and warranties, which are customary to the mortgage banking industry. Provisions for losses are charged to operations and credited to the repurchase allowance and are determined to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold. In determining the adequacy of the repurchase allowance, management considers historical loss experience to identify the risks associated with the potential repurchase of loans sold. The repurchase allowance is inherently complex and judgmental and as such the result could differ from this estimate. Amounts included in the repurchase allowance are recorded in liabilities of discontinued operations as shown on the balance sheet.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

A summary of the Company’s transactions in the repurchase allowance for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(in thousands)
Beginning balance	$9,931	$5,085	$830
Provision for repurchases	29,453	12,837	10,230
Recoveries	—	—	—
Amounts charged off	(37,184)	(7,991)	(5,975)

Ending balance	$2,200	$9,931	$5,085

During the third and fourth quarters of 2006, the Company entered into settlement agreements with purchasers of its loans paying or accruing a total of $35.4 million to extinguish various Early Payment Defaults (EPD) and representation and warranty repurchase claims. Under the terms of most of the settlement agreements, as well as the Company’s agreement with Bear Stearns for the sale of loans through the date of closing of the sale of the mortgage banking operations, the Company believes it has settled most known existing and future forecasted claims, limiting the ability of purchasers of its loans to put them back to the Company. However, there could be additional unknown obligations that may result in future material liability.

As of December 31, 2006, the Company has reserved $2.2 million for potential losses that may be realized on the settlement of these and other incurred but unknown claims included in liabilities of discontinued operations. Although management believes the amount reserved is adequate to provide for losses on the settlement of repurchase claims, the timing and amount of any remaining repurchase claims, is highly uncertain and it is reasonably possible that losses ultimately realized may be greater than amounts provided for.

Other Receivables—At December 31, 2005, other receivables reflected amounts due, generally from warehouse lenders, from settled loan sales, net amounts due from the Company’s loan servicers for principal and interest, and amounts due from escrow or title companies related to cancelled loan fundings.

Warehouse facilities—As of December 31, 2006, the Company had $1,169,587,000, including accrued interest of $7,949,000, outstanding under a warehouse financing arrangement with Bear Stearns. This amount is included in liabilities of discontinued operations. These amounts were secured by loans held for sale included in assets of discontinued operations totaling $1,181,811,000 at that date. Bear Stearns agreed to fund the Company’s mortgage loan production through the closing of the sale transaction. Interest was payable under the arrangement at a rate equal to the weighted average coupon earned by the Company on the financed mortgage loans. The interest rate on this facility was 8.26% as of December 31, 2006. The outstanding balance due under the warehouse financing arrangement was repaid in February 2007 in connection with closing of the sale of the mortgage banking operations to Bear Stearns.

As of December 31, 2005, the Company had $2,708,266,000 outstanding under eight warehouse financing arrangements with different lenders, including Bear Stearns. The weighted average interest rate on these facilities was 5.16% as of December 31, 2005. Warehouse financing arrangements with institutions other than Bear Stearns have been terminated and amounts payable under the respective agreements were repaid during 2006.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the financial position and results of ECC Capital Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. The Company is the primary beneficiary in a variable interest entity (VIE), as defined by FASB Interpretation No. 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, involved in a retail lending business. The Company has consolidated the financial statements of this VIE. The financial statements of this VIE are not material to the Company’s operations or financial position. The Company’s maximum exposure to loss with respect to this VIE is approximately $3 million as of December 31, 2006.

The Company securitized its loans held for investment by transferring loans to trusts that issued long term debt (see Note F). The Company retained certain servicing rights and the excess interest spread between the rate paid by the borrowers and the rate paid to the noteholders. The structure of the trusts limits its activities to holding the transferred assets and transferring cash collected to the trusts’ beneficial interest holders. Certain trusts utilized by the Company do not meet the definition of a qualified special purpose entity as defined by Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as: (i) the Company retains certain discretionary rights as servicer of the mortgage loans transferred to the trust, (ii) the Company holds a right to repurchase any of the loans in the trust aggregating up to 1% of the initial principal balance of the transferred loans, and (iii) the trust may, with the approval of the beneficial interest holders, acquire derivative financial instruments. Such trusts are considered VIEs. The Company is considered the primary beneficiary of the trust because, as the recipient of the excess cash flows from the trust, the Company’s interests in the trust are exposed to the majority of the variability in the trust’s cash flows. As the primary beneficiary of the trust, the Company has consolidated the assets and liabilities of the trust in the accompanying financial statements.

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

Management Operating Plans

During 2005 and 2006 the Company experienced significant operating losses, largely as a result of losses in its mortgage banking operations. As noted, on February 9, 2007, the Company closed the sale of its mortgage banking operations to Bear Stearns and exited the wholesale mortgage origination business. The Company continues to own and manage its interests in securitizations, which comprise its portfolio of loans held for investment and its residual interests in securitizations. As a result of the sale of the wholesale mortgage origination business, management anticipates that operating expenses will be significantly reduced. Management also anticipates that cash flow received from its interests in securitizations will provide sufficient liquidity to

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

meet the Company’s obligations, including the distribution of dividends necessary to meet the minimum distribution requirements of retaining the Company’s status as a real estate investment trust.

If loan delinquencies and losses increase within the Company’s securitizations and loan balances prepay faster than projected, the cash flows it receives from these securitizations may be reduced. Based on current market conditions, the Company’s ability to sell and or satisfactorily finance certain assets may be adversely impacted. These market conditions as well as a possible decline in expected cash flows from its residual interests in securitizations may negatively impact its ability to meet its obligations, including its ability to make additional dividend distributions.

While management believes future cash flows from its securitizations will be sufficient to meet the Company’s obligations and to make minimum distributions required to retain REIT status, there can be no assurances that this will occur. Achievement of these results depends on many factors outside management’s control including, but not limited to, the general economic environment, changes in interest rates, prepayment speeds, loan delinquencies, demand for housing, changes in real estate values and availability of credit. If the Company is unable to operate profitably and generate positive cash flow, the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities may be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents include funds invested in interest earning accounts such as money market funds and similar accounts.

Restricted cash

At December 31, 2006, restricted cash represented collateral for letters of credit provided in connection with surety bonding requirements. At December 31, 2005, restricted cash represented minimum cash balances maintained under a warehouse agreement.

Mortgage Loans Held for Investment

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

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when any concern exists as to the ultimate collectibility of principal or

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

interest. Interest income recognized prior to loans becoming 90 days past due is not reversed; however, it is included in the allowance for loan losses. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. As of December 31, 2006 and 2005, there were loans with an unpaid principal balance of $158,932,000 and $82,628,000 on non-accrual status, respectively. At December 31, 2006, there are additional loans with an unpaid principal balance of $38,637,000 on non-accrual status included with assets of discontinued operations.

Residual Interests in Securitizations

Residual interests in securitizations represent interests retained from the sale of loans through securitizations that the Company structured as sales rather than financings, referred to as “off-balance sheet securitizations.” The Company may also sell residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

In the Company’s off balance sheet securitizations, mortgage loans owned by the Company were transferred to a Real Estate Mortgage Investment Conduit (the “REMIC” or “Trust”), which was a Qualified Special Purpose Entity (QSPE), as defined by SFAS 140. The Trust, in turn, issued interest bearing asset-backed securities (the “Certificates”). The Certificates were sold without recourse except that the Company provides representations and warranties customary to the mortgage banking industry with respect to loans transferred to the Trust. The Trust used the cash proceeds from the sale of the Certificates to pay the Company the purchase price for the mortgage loans. The Trust also issued certificates representing interests in the excess interest spread and other residuals. The excess interest spread represents the present value of estimated cash flows that the holder of such Certificates will receive as a result of the interest collected from borrowers exceeding the interest paid to security holders by the Trust. The Company retained the Certificates representing the excess interest spread and other residuals, herein referred to as residual interests. In addition, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization” or “OC”) held by the Trust. The servicing agreements require that the OC be maintained at certain levels.

The Company allocated its basis in the mortgage loans transferred to the Trust and residual interests retained based on their relative fair values on the date of sale. A gain or loss on the sale of the mortgage loans was recorded based on the difference between the consideration, net of transaction expenses, received by the Company at the date of transfer and the allocated basis in the transferred mortgage loans. Thereafter, the Company recognized gains or losses attributable to the changes in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as either available-for-sale or trading securities. At December 31, 2006 and 2005, the Company had residual interests of $3,525,000 and $1,464,000, respectively, classified as available-for-sale and residual interests of $42,395,000 and $13,289,000, respectively, classified as trading securities. The Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate commensurate with the risks involved. In accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, increases to the fair value of available-for-sale residual interests are recorded as unrealized gains, net of tax, as a component of other comprehensive income, with the yield being adjusted on a prospective basis. Decreases to the fair value, that are considered to be other than temporary, are recorded as a loss against earnings in the period of the change. Changes to the fair value of trading residual interests are recorded through earnings as a component of the gain or loss on trading securities and derivative instruments.

There is no active market which would provide market quotes for the Company’s residual interests in securitizations. While management believes the estimated value of its residual interests in securitizations to be

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

reasonable, these estimates are based upon various assumptions including, but not limited to the performance of the loans within the securitizations, interest rates and changes in real estate values. The Company’s actual experience may be different than management’s assumptions and, as a result, the values ultimately realized may be different than the values recorded at December 31, 2006 and 2005 and the difference may be material.

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

Real Estate Owned

Real Estate Owned (“REO”) results from the Company foreclosing on delinquent borrowers. These properties are held for sale and carried at the lesser of the carrying value or fair value less estimated selling costs. Individual properties are periodically evaluated and additional impairments are recorded, if necessary. At December 31, 2006 and 2005, the Company had REO properties valued at $33,197,000 and $2,269,000, respectively. At December 31, 2006, there are additional REO properties valued at $6,220,000 included with assets of discontinued operations.

Securities Sold Under Agreements to Repurchase

Transactions involving sales of securities under agreements to repurchase are recorded at their contractual amounts plus accrued interest and are accounted for as collateralized financings. As of December 31, 2005, the Company had pledged subordinate bonds retained in an on-balance sheet securitization, which had a face value of $31,500,000, in order to secure borrowings of $13,074,000. These borrowings carried an interest rate of 1-month LIBOR plus 0.45%. At December 31, 2005, the 1-month LIBOR rate was 4.39%. The Company repaid the borrowing during the fourth quarter of fiscal 2006 and had no amounts outstanding at December 31, 2006.

Derivative Instruments

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets, mortgage loans held for sale and the repricing of long-term debt issued in securitization transactions, the Company has used derivative financial instruments such as Eurodollar futures contracts, interest rate caps, and interest rate swaps. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to partially offset changes in interest income and cash flows as interest rates change. The derivative financial instruments and any related margin accounts are included in derivative instruments on the consolidated balance sheets and are carried at their fair value. Changes in the fair value of derivative instruments are reported as gain or loss on trading securities and derivative instruments within the consolidated statements of operations. The Company held the following positions in derivatives (in thousands):

	December 31, 2006		December 31, 2005		Term
Contract	Notional amount	Fair value	Notional amount	Fair value
Eurodollar futures	$1,204,000	$110	$7,430,000	$(1,032)	Various through March 2010
Eurodollar margin deposits	N/A	962	N/A	$6,497	N/A
Interest rate swaps	$1,255,854	15,282	$1,688,582	$19,031	Amortizing through February 2010
Interest rate cap	$1,757,534	20,241	$2,816,892	$34,452	Amortizing through February 2008

Derivative instruments		$36,595		$58,948

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

Eurodollar futures and Eurodollar margin deposits have been classified in assets of discontinued operations as of December 31, 2006.

The notional amount of Eurodollar futures contracts is greater than the outstanding balance of items they economically hedge because there are multiple Eurodollar futures contracts at various maturities covering the same economically hedged items for different periods.

During the year ended December 31, 2006, the Company recorded a gain of $16,751,000 related to derivatives within its securitizations, representing $17,960,000 in fair value adjustments and settlement payments of $34,711,000 on the swaps and caps. Gains on the Company’s investment in Eurodollar futures totaled $5,194,000 for the year ended December 31, 2006 and are included in loss on discontinued operations.

During the year ended December 31, 2005, the Company recorded a gain of $16,767,000 related to derivatives within its securitizations, representing $22,523,000 in fair value adjustments and settlement payments of $5,756,000 on the swaps and caps. Gains on the Company’s investment in Eurodollar futures totaled $30,290,000 for the year ended December 31, 2005 and are included in loss from discontinued operations.

Income Taxes

The Company is not subject to tax on the earnings of the REIT it distributes to its stockholders as long as it distributes at least 90% of its taxable REIT earnings to its stockholders each year and satisfies other qualifying tests. The Company has elected to have its wholly-owned subsidiary, Performance Credit Corporation, treated as a taxable REIT subsidiary (TRS). As a TRS, Performance Credit Corporation is subject to federal and state taxes on its income. Accordingly, the Company reports a provision for taxes based upon the earnings of Performance Credit Corporation using the asset and liability method of accounting for income taxes.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, and began recognizing stock option-based compensation expense in the consolidated statements of operations using the fair value based method applied on a modified prospective basis. Under this transition method, the Company has applied the provisions of SFAS 123(R) to

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

awards granted after January 1, 2006. Additionally, the Company has eliminated its deferred compensation balance against additional paid in capital and will recognize compensation cost over the remaining service period for the portion of awards for which the requisite service period had not been rendered and remains outstanding as of January 1, 2006. The compensation cost for these awards is based on the grant date fair value.

The following table summarizes the weighted average fair value of options granted for each of the three years in the period ended December 31, 2006, determined using the Black-Scholes option pricing model and the assumptions used in their determination. Under the provisions of SFAS 123(R), the Company calculates the expected term of option grants using the “simplified method”, as defined by Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). Under the “simplified method”, the expected term for “plain vanilla” options is calculated as the average of the vesting term and the contractual term. The risk free interest rate is based on the U.S. Treasury rate at the date of grant with the maturity date approximately equal to the expected life of the option. Volatility is calculated based on historical stock price volatility of the Company and similar entities over a period that approximates the expected term. The dividend rate is based upon historical dividend distributions and is adjusted based on the dividend yield of similar entities to reduce volatility in calculating this assumption.

	2006	2005	2004
Fair value at date of grant	$0.25	$0.19	$0.44
Expected life in years	6.5	4.5	5
Annual risk-free interest rate	5.05%	3.91%	4.28%
Volatility	46%	45%	0%
Dividend yield	11%	10%	0%

Prior to adopting SFAS 123(R) the Company recognized compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Had the estimated fair value of the options granted during the period been included in compensation expense following the provisions of SFAS 123(R), the Company’s net income (loss) would have been as follows:

	For the year ended December 31,
	2005	2004
	(in thousands, except per share data)
Net income / (loss):
As reported	$(64,124)	$28,276
Compensation expense	(403)	(355)

Pro forma	$(64,527)	$27,921

Net income / (loss) per share:
Basic, as reported	$(0.72)	$1.15
Basic, pro forma	$(0.72)	$1.14
Diluted, as reported	$(0.72)	$0.66
Diluted, pro forma	$(0.72)	$0.65

Income (loss) Per Share

Basic income / (loss) per share is computed by dividing income (loss) available to stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes actual shares of common stock outstanding during the period weighted from the date of

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

issuance, less unvested restricted stock. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

Basic and diluted earnings per share have been calculated based on 99,847,000 and 89,186,000 weighted average shares outstanding for the years ended December 31, 2006 and 2005, respectively, as the Company incurred a loss and, therefore, the effect would be antidilutive. For the year ended December 31, 2004, there were no stock options excluded from the computation of diluted income per share.

Income (loss) per share were calculated as follows:

	For the year ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Loss from continuing operations	$(25,823)	$(8,577)	$—

Basic income (loss) from discontinued operations	$(108,819)	$(55,547)	$28,276

Basic income /(loss) and diluted income	$(134,642)	$(64,124)	$28,276

Weighted average number of shares issued	99,847	89,186	24,493
Weighted average number of unvested restricted stock	N/A	N/A	—
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	N/A	N/A	5,045
Net shares assumed issued using the treasury stock method for warrants outstanding during each period based on average market price	N/A	N/A	1,385
Dilutive effect on assumed conversion of preferred stock outstanding	N/A	N/A	12,131

Diluted shares	99,847	89,186	43,054

Loss per share from continuing operations:
Basic	$(0.26)	$(0.10)	$—
Diluted	$(0.26)	$(0.10)	$—
Income / (loss) per share from discontinued operations:
Basic	$(1.09)	$(0.62)	$1.15
Diluted	$(1.09)	$(0.62)	$0.66
Income / (loss) per share:
Basic	$(1.35)	$(0.72)	$1.15
Diluted	$(1.35)	$(0.72)	$0.66

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This evaluation is done through a two-step process, which requires a company (1) to determine whether it is more likely than not that a tax position will be sustained upon examination by a taxing authority and (2) to determine the amount of benefit to recognize in the financial statements. The amount recognized should be the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes the adoption of FIN 48 will not have a material effect on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has not yet completed an evaluation of the impact of adopting SFAS 159 on its financial statements.

NOTE D—LOANS HELD FOR INVESTMENT

The components of mortgage loans held for investment at December 31, 2006 and 2005 were as follows:

	December 31, 2006	Weighted Average Coupon	December 31, 2005	Weighted Average Coupon
	(in thousands)
Unpaid principal balance of mortgage loans	$2,422,217	7.22%	$4,214,624	7.29%
Net deferred origination costs and discount	24,298		48,301
Allowance for loan losses	(43,425)		(40,862)

	$2,403,090		$4,222,063

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the year ended December 31, 2006 and 2005:

	For the year ended December 31,
	2006	2005
Beginning balance	$40,862	$—
Additions	19,520	41,185
Charge-offs, net	(16,957)	(323)

Ending balance	$43,425	$40,862

NOTE E—RESIDUAL INTERESTS IN SECURITIZATIONS

The following table summarizes activity in residual interests:

	For the year ended December 31,
	2006	2005
	(in thousands)
Beginning balance	$14,753	$20,167
Residual interests	50,184	—
Mark-to-market adjustment	(12,714)	(6,017)
Accretion of residual interests	12,971	2,989
Cash received from residual interests	(19,274)	(2,386)

Ending balance	$45,920	$14,753

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

The Company completed a securitization of approximately $1.1 billion in assets in May 2006. The fair value assigned to the residual interests at the date of securitization was $50,184,000. Key economic assumptions used to measure the residual interest at this date were as follows: prepayment curves that resulted in a weighted average life of 1.88 years; a weighted average static pool loss of 4.29%; a discount rate of 18.00%; and the actual LIBOR forward curve at the time of the securitization. At the date of the securitization, the Company recorded a $1.3 million loss on sale of loans in accordance with SFAS 140. In July 2006, the Company sold a portion of its residual interests in this securitization which reduced the fair value of the residual interests to approximately $33 million. In February 2007, the Company completed the sale of its remaining interests in this securitization for $20 million. As of December 31, 2006, residual interests were valued at $20 million and a mark-to-market loss of approximately $13 million was recorded on this asset.

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

Unpaid loan principal balances underlying the Company’s residual interests in securitizations aggregate $1 billion as of December 31, 2006. A total of 13.1% of unpaid principal balances are delinquent 60 or more days, in bankruptcy or foreclosure or are real estate owned.

As of December 31, 2006 and 2005, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table:

	December 31,
	2006	2005
	(in thousands)
Carrying value/fair value of residual interests	$45,920	$14,753

Assumed weighted average life in years	0.38	0.55
Decline in fair value with 10% adverse change	$(134)	$3,674
Decline in fair value with 20% adverse change	$(259)	$4,757

Assumed cumulative pool losses	1.71%	1.40%
Decline in fair value with 10% adverse change	$303	$1,584
Decline in fair value with 20% adverse change	$647	$2,791

Assumed discount rate	20.14%	19.49%
Decline in fair value with 10% adverse change	$138	$199
Decline in fair value with 20% adverse change	$272	$395

Interest rate assumptions	1-month LIBOR	1-month LIBOR
Decline in fair value with 10% adverse change	$164	$983
Decline in fair value with 20% adverse change	$113	$1,939

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

These sensitivities are hypothetical and should be used with caution as immediate adverse changes could exceed 20%. As the amounts indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption when, in reality, changes in one factor may result in changes in another (for example, increases in interest rates may result in lower prepayments and higher credit losses) which may magnify or counteract the sensitivities.

NOTE F—LONG-TERM DEBT

Long-term debt comprises mortgage-backed securities secured solely by mortgages transferred to the related securitization trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. The interest rate on the securities resets monthly and is based upon one-month LIBOR. The weighted average interest rate payable on the Company’s long-term debt at December 31, 2006 was 5.76%. As principal payments on the underlying mortgages are paid through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds the Company estimates that the bonds will be fully repaid by 2015. However, the bonds have a “clean-up call” provision which allows the Company to dissolve the trust and repay outstanding bonds when the remaining principal balance of the underlying loans is 10% or less of their original balance. If the Company exercises this call provision, the Company estimates that the bonds could be fully repaid by 2009.

As of December 31, 2006 and 2005, the balance of long-term debt comprises the following:

	December 31,
	2006	2005
	(in thousands)
Securitized bonds	$2,389,084	$4,164,727
Discount on bonds	(6,971)	(717)
Accrued interest on securitized bonds	1,912	2,117

Total	$2,384,025	$4,166,127

Costs associated with issuing long-term debt were capitalized and are being amortized as a component of interest expense over the estimated term of the debt, expecting that the debt will be paid fully from the cash flows from the underlying collateral. Deferred bond issue costs of $16,394,000 were capitalized during the year ended December 31, 2005. The balance of deferred bond issue costs at December 31, 2006 and 2005, net of accumulated amortization, was $5,528,000 and $11,822,000, respectively, and is included in prepaid expenses and other assets.

The discount on bonds reflects the difference between the proceeds received from the sale of the bonds and the face amount to be repaid over the life of the bonds. The discount is being amortized as an adjustment of interest expense over the estimated life of the bonds.

NOTE G—INCOME TAXES

As a REIT, ECC Capital is not be subject to tax on earnings it distributes to its shareholders as long as it distributes at least 90% of its taxable earnings to its shareholders each year and satisfies certain other requirements. The Company’s TRSs are subject to federal and state taxes on their income.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

The components of the TRSs income tax provision, all of which has been allocated to discontinued operations, are as follows (amounts in thousands):

	Year ended December 31,
	2006	2005	2004
Current
Federal provision (benefit)	$(154)	$(27,754)	$25,933
State provision	308	(911)	7,674

	154	(28,665)	33,607
Deferred benefit	(49,765)	(1,797)	(13,319)

	(49,611)	(30,462)	20,288
Deferred tax valuation allowance	49,765	18,143	—

Income tax provision (benefit)	$154	$(12,319)	$20,288

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2006	2005
Deferred tax assets/(liabilities):
Mark to market on loans held for sale	$(3,066)	$(5,291)
Net operating loss carryforward	57,838	19,727
Accruals and other reserves	1,294	(3,424)
Deferred compensation	6,832	4,912
Residual interests	6,919	5,740
Depreciation and amortization	827	800
Other	1,401	282

	72,045	22,746
Total deferred tax liabilities
Deferred tax asset valuation allowance	72,045	22,746

Net deferred tax asset	$—	$—

Reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate are as follows:

	Year ended December 31,
	2006	2005	2004
Expected benefit (provision) at federal tax based on statutory rate	35.0%	35.0%	(35.0)%
State tax, net of federal benefit	(4.1)	5.5	(6.3)
Non-taxable REIT income	1.8	20.6	—
Intercompany gain on sale of loans	3.8	(20.0)	—
Permanent differences and other	0.2	(1.2)	(0.5)

	36.7	39.9	(41.8)
Deferred tax asset valuation allowance	(36.8)	(23.9)	—

Net benefit (provision)	(0.1)%	16.0%	(41.8)%

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

As of December 31, 2006 the Company has approximately $165 million in estimated federal net operating loss carryforwards, which expire in 2027 available to reduce future taxable income at its taxable REIT subsidiaries. During 2006, the 2005 operating losses of the taxable REIT subsidiaries were carried back to recover approximately $31.0 million in taxes paid in prior years.

The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As a result of the operating losses of the Company’s taxable REIT subsidiaries in 2006 and 2005, management concluded that a full valuation allowance of $72.0 million and $22.7 million at December 31, 2006 and 2005, respectively, against the deferred tax assets was appropriate. In view of the recent losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset.

NOTE H—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan that covers substantially all full-time and part-time employees. Participants may contribute up to $14,000, with discretionary Company matching. Participants vest 100% immediately in employee contributions and 20% per year over five years in employer contributions. The Company has never made any contributions to the employee benefit plan.

In December 2003, the Company established a nonqualified deferred compensation plan entitled “The Executive Nonqualified Excess Plan,” covering key managerial employees. This plan allows the deferral of up to 80% of the participant’s compensation into the plan, and allows the Company to match or make profit sharing credits to the plan at the sole discretion of management. Participants are immediately 100% vested in both compensation deferrals and Company contributions, and are able to receive payments from the Plan after the completion of 5 years of service. The Company made contributions of $0, $0 and $1,700,000 to the plan during the years ended December 31, 2006, 2005 and 2004, respectively. Participants of the nonqualified deferred compensation plan are able to designate investment options for their individual accounts. Although the Company is not required to directly invest in the options elected by the participants, the Company is liable to participants for the value of those investments. Accordingly, the deferred compensation liability is adjusted to reflect the Company’s obligation to participants based upon the performance of their investment options. As of December 31, 2006 and 2005, the Company’s deferred compensation liability was $15,815,000 and $11,372,000, respectively, and is included in accounts payable and accrued expenses.

The Company has purchased a Corporate Owned Life Insurance policy (or “COLI”) to cover the participants of the plan. The Company is the principal beneficiary of the life insurance plan and participants are permitted to designate a beneficiary for a portion of the benefits. The cash surrender value of the plan at December 31, 2006 and 2005 was $14,225,000 and $11,021,000, respectively, and is included in prepaid expenses and other assets. From time to time the Company may borrow against the cash surrender value of the COLI policy. At December 31, 2006, the Company had $10.1 million in outstanding borrowings under this arrangement, at an annual interest rate of 5%.

NOTE I—STOCK BASED COMPENSATION

The Company’s 2001 Stock Option Plan and 2004 Incentive Award Plan (collectively the “Plans”) provide for the issuance of stock options and other forms of awards to eligible directors, employees, and consultants. According to the Plans, the exercise price at the date of grant will be determined by a minimum percentage of the

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

fair market value, specific for each type of grant, at that date. Under the Plans, awards vest over periods up to 5 years and expire 10 years from the date of grant. Substantially all grants of options during the three years ended December 31, 2006 have been at exercise prices greater than or equal to the estimated fair value of the underlying stock at the date of grant. The Company had 5,672,000 shares of common stock authorized under the Plans. A summary of option activity under the Plans as of December 31, 2006 and changes during the year then ended is presented as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	3,803,336	$3.76
Granted	490,000	1.50
Exercised	(753,760)	1.03
Forefeited or expired	(908,885)	6.18

Balance at December 31, 2006	2,630,691	$3.29	8.0	$430

Options exercisable at December 31, 2006	1,595,313	$4.49	7.8	$206

Restricted stock awards granted under the Plans do not require the employees to pay an exercise price. The fair value of the stock on the date of grant, determined using the intrinsic value method, is initially recorded as deferred compensation and amortized as compensation expense over the vesting period. Restricted stock activity under the Plans is summarized as follows:

	Number of shares	Weighted average Grant Date Fair Value
Balance at December 31, 2005	516,940	$6.51
Granted	—
Vested	(169,980)	$6.57
Canceled	(5,000)	$6.25

Balance at December 31, 2006	341,960	$6.45

The weighted average grant date fair value of restricted stock granted during the year ended December 31, 2005 was $6.61. No restricted stock was granted during 2004.

The Company recorded stock-based compensation expense of $1.5 million, $3.3 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was a total of $1.3 million in unrecognized compensation cost related to non-vested share based compensation arrangements. Following the sale of the mortgage banking operations to Bear Stearns on February 9, 2007, unvested stock options and restricted stock held by employees participating in the Company’s stock-based compensation programs that became employees of Bear Stearns was fully vested. The amount of unrecognized compensation cost related to these employees was $0.4 million as of December 31, 2006. Unrecognized compensation cost related to remaining employees is expected to be amortized over the next 15 months.

During 2005, there were 1,787,000 stock options granted with exercise prices ranging from $6.25 to $6.75, all of which were scheduled to vest over 5 years. The vesting on these options was accelerated and they all became fully vested on December 30, 2005, which had no impact on earnings as the fair value of the stock was lower than the exercise price.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

NOTE J—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space under noncancelable operating leases, which expire at various dates through 2013. Certain leases contain provisions for the rental fee to escalate over the term of the lease, in which case the rental expense is recognized on a straight line basis. Certain leases contain renewal options, which are not considered future commitments, as the Company is not obligated to renew the leases. In addition, during 2006, the Company made payments totaling $1,307,000 to terminate various lease obligations. Total rent expense related to leases, including termination payments, amounted to approximately $12,658,000, $8,947,000 and $5,353,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Through April 16, 2007, the Company entered into various agreements to terminate or sublease all other operating leases of office space and other real estate not assumed by Bear Stearns, with the exception of two leases for office space, only one of which is in active use. As part of these termination agreements, subsequent to December 31, 2006, the Company made total payments of $2,085,000 to terminate various remaining lease obligations. Payments related to terminated leases and the one remaining lease obligation on properties the Company had ceased use of as of December 31, 2006, totaling $2.7 million were accrued as a liability of discontinued operations at that date. Our lease reserves may prove to be inadequate as there is no assurance that our subtenants will meet their obligations under the sublease agreements.

Remaining operating lease commitments as of December 31, 2006 comprise the two leases referred to above through their termination dates and payments made on terminated leases through March 2007, including termination payments, as follows (amounts in thousands):

2007	$3,492
2008	998
2009	1,029
2010	827
2011	516
Thereafter	—

$6,862

Litigation

On April 4, 2007, Performance Credit Corporation (“Performance”), filed suit in the Central District of California, Southern Division, against EMC Mortgage Corporation (“EMC”), a subsidiary of Bear Stearns, seeking damages of more than $20 million for alleged breach of contract in connection with EMC’s purchases of Performance’s residential mortgage loan portfolio during the period from and after October 10, 2006 and related matters (as amended, the “Complaint”). The Complaint alleges that EMC agreed to purchase and securitize Performance’s entire loan production monthly and assume responsibility for any early payment defaults by mortgage loan borrowers. The Complaint also alleges that EMC breached the agreement by, among other things, delaying the purchase of certain loans originated by Performance and failing to securitize monthly. As a result of these alleged breaches by EMC, the Complaint alleges that Performance suffered losses of more than $20 million when these mortgage loans declined in value from the date EMC agreed to purchase such loans until the date EMC ultimately did purchase them.

Performance has also commenced arbitration proceedings against EMC, seeking damages of more than $5 million for EMC’s breach of a Loan Servicing Agreement (“Servicing Agreement”). Performance alleges in its

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

Demand for Arbitration that EMC breached the Servicing Agreement by failing to act diligently to collect all payments due under each of the mortgage loans required to be serviced and otherwise to perform its obligations under the Servicing Agreement.

Although management believes that these claims are well-founded, as is true of all legal proceedings, it is impossible at an early stage to predict with accuracy the likely outcome or amount of recovery, if any, that may be obtained from these actions. The Company expects that there will be substantial costs associated with the prosecution of these claims, which may never be recouped and which may have a material effect on the results of operations. In addition, Bear Stearns has significantly more resources than the Company, which may lead to prolonged litigation and increased expenses related to the prosecution of these claims.

The Company is not currently a party to any other material legal proceeding. The Company has been involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In management’s opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on the consolidated financial position and results of operations.

NOTE K—TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Sprint Funding Corporation (“Sprint”) had common principal owners with the Company, certain of which are also officers of the Company, and subleased facilities from the Company. Sprint paid the Company approximately $108,000 and $102,000 for office space that was co-leased during the years ended December 31, 2005 and 2004, respectively. The lease arrangement ended in 2005. The Company also received approximately $41,000 for accounting and information technology services that were provided to Sprint during the year ended December 31, 2004. In addition, the Company paid approximately $525,000 in fees related to the purchase of loans from Sprint during the year ended December 31, 2004. The Company did not provide any services to Sprint or purchase any loans from them during 2006 and 2005.

The spouse of Steven Holder, the Company’s Chief Executive Officer and Chairman, was employed by the Company as an account executive from April 2002 to June 2005. She was paid approximately $271,000 in 2005 and $475,200 in 2004 in total compensation pursuant to the Company’s stated compensation structure for account executives.

The spouse of Shabi Asghar, the Company’s former Co-Chief Executive Officer and President, was employed by the Company as an account executive from May 2002 to February 2007. She was paid approximately $521,000 in 2006, $2.3 million in 2005 and $2.9 million in 2004 pursuant to the Company’s stated compensation structure for account executives.

During 2006, certain shareholders contributed services to the Company at reduced or no compensation. The Company recorded a charge to income and a contribution to capital of $337,000.

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

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

The estimated fair value of the Company’s mortgage loans held for investment was $2,314,912,000 and $4,217,586,000 as of December 31, 2006 and 2005, respectively. The fair value is derived primarily from estimated prices the Company may receive if it were to sell loans with similar coupons, maturities, and credit quality.

NOTE M—SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following tables set forth a summary of the consolidated results on a quarterly basis for the years ended December 31, 2006 and 2005. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of this information when read in conjunction with the consolidated financial statements and related notes. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share data)
	Unaudited
Gain (loss) on sale of loans	$—	$—	$—	$—
Net interest income	$17,438	$14,296	$7,966	$5,756
Income (loss) from continuing operations	11,284	5,179	(21,669)	(20,617)
Income (loss) from discontinued operations	(17,659)	(23,764)	(32,268)	(35,128)
Net income (loss)	$(6,375)	$(18,585)	$(53,937)	$(55,745)
Income (loss) per share-basic:
Continuing operations	$0.11	$0.05	$(0.22)	$(0.21)
Discontinued operations	$(0.17)	$(0.24)	$(0.32)	$(0.35)
Net basic income (loss) per share	$(0.06)	$(0.19)	$(0.54)	$(0.56)
Income (loss) per share-diluted:
Continuing operations	$0.11	$0.05	$(0.22)	$(0.21)
Discontinued operations	$(0.17)	$(0.24)	$(0.32)	$(0.35)
Net diluted income (loss) per share	$(0.06)	$(0.19)	$(0.54)	$(0.56)

ECC CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share data)
	Unaudited
Gain (loss) on sale of loans	$—	$—	$—	$—
Net interest income	$6,196	$23,709	$30,451	$24,484
Income (loss) from continuing operations	(9,339)	(9,274)	17,793	(7,757)
Income (loss) from discontinued operations	6,641	(24,691)	4,592	(42,089)
Net income (loss)	$(2,698)	$(33,965)	$22,385	$(49,846)
Income (loss) per share-basic:
Continuing operations	$(0.15)	$(0.10)	$0.18	$(0.08)
Discontinued operations	$0.11	$(0.25)	$0.05	$(0.42)
Net basic income (loss) per share	$(0.04)	$(0.35)	$0.23	$(0.50)
Income (loss) per share-diluted:
Continuing operations	$(0.15)	$(0.10)	$0.18	$(0.08)
Discontinued operations	$0.11	$(0.25)	$0.04	$(0.42)
Net diluted income (loss) per share	$(0.04)	$(0.35)	$0.22	$(0.50)

NOTE N—DIVIDENDS PAYABLE

On December 22, 2006, the Company’s board of directors approved a $0.24 per share dividend for the fourth quarter. The dividend was paid on January 29, 2007 to stockholders of record as of December 29, 2006.

On March 9, 2007, The Company’s board of directors approved a $0.07 per share dividend. The dividend was paid on March 30, 2007 to stockholders of record as of March 22, 2007.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

3.2	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed April 8, 2005).

3.3	Amended and Restated Bylaws ((incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 3, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

4.2	Form of Registration Rights Agreement by and between Registrant, Friedman, Billings, Ramsey Group, Inc. and Milestone Advisors LLC (incorporated by reference to Exhibit 10.49 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253).

(a) Letter of Amendment to the Registration Rights Agreement dated as of March 16, 2006 by and between Friedman, Billings, Ramsey Group, Inc. and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 22, 2006).

(b) Letter of Amendment to the Registration Rights Agreement dated as of May 5, 2006 by and between Friedman, Billings, Ramsey Group, Inc. and Registrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2006).

(c) Letter of Amendment to the Registration Rights Agreement dated as of June 19, 2006 by and between Friedman, Billings, Ramsey Group, Inc. and Registrant (incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K filed June 22, 2006).

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

10.2	Second Amended and Restated Master Repurchase Agreement, dated as of May 12, 2006, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation, ConquistAmerica, Inc. and IXIS Real Estate Capital Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 18, 2006).

Exhibit Number	Description
10.3	Revolving Credit and Security Agreement, dated as of May 13, 2002, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(a)	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of December 13, 2002, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(b)	Amendment No. 3 to Revolving Credit and Security Agreement, dated as of March 1, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(c)	Amendment No. 4 to Revolving Credit and Security Agreement, dated as of April 2, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 5 to Revolving Credit and Security Agreement, dated as of July 30, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(e)	Amendment No. 6 to Revolving Credit and Security Agreement, dated as of August 25, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(f)	Amendment No. 7 to Revolving Credit and Security Agreement, dated as of December 29, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 5, 2006).

10.4	Commitment Letter, dated as of May 13, 2002, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(a)	Amendment No. 1 to Commitment Letter, dated as of April 10, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(b)	Amendment No. 2 to Commitment Letter, dated as of July 25, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(c)	Amendment No. 3 to Commitment Letter, dated as of September 12, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 4 to Commitment Letter, dated as of August 20, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

Exhibit Number	Description
10.5	Renewal of Commitment Letter, dated as of November 14, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(a)	Amendment No. 1 to Renewal of Commitment Letter, dated as of March 15, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(b)	Amendment No. 2 to Renewal of Commitment Letter, dated as of May 21, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(c)	Amendment No. 3 to Renewal of Commitment Letter, dated as of July 30, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 4 to Renewal of Commitment Letter, dated as of August 25, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(e)	Amendment No. 5 to Renewal of Commitment Letter, dated as of November 5, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(f)	Amendment No. 6 to Renewal of Commitment Letter, dated as of November 5, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(g)	Amendment No. 7 to Renewal of Commitment Letter, dated as of December 7, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(h)	Amendment No. 8 to Renewal of Commitment Letter, dated as of December 20, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(i)	Amendment No. 9 to Renewal of Commitment Letter, dated as of December 30, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(j)	Amendment No. 10 to Renewal of Commitment Letter, dated as of February 23, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 25, 2005).

	(k)	Amendment No. 11 to Renewal of Commitment Letter, dated as of April 29, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 6, 2005).

Exhibit Number	Description
	(l)	Amendment No. 12 to Renewal of Commitment Letter, dated as of June 1, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 3, 2005).

	(m)	Amendment No. 13 to Renewal of Commitment Letter, dated as of June 16, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2005).

	(n)	Amendment No. 14 to Renewal of Commitment Letter, dated as of July 7, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 13, 2005).

10.6	Commitment Letter for Revolving Credit and Security Agreement, dated as of July 20, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2005).

	(a)	Amendment No. 1 to Commitment Letter, dated as of October 26, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2005).

10.7	Mortgage Loan Purchase Agreement, dated as of June 20, 2003, by and between Encore Credit Corp. and Countrywide Home Loans, Inc. (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(a)	Amendment No. 1 to Mortgage Loan Purchase Agreement, dated as of May 31, 2006, by and between Encore Credit Corp. and Countrywide Home Loans, Inc. (incorporated by reference to Exhibit 10.29 to Current Report on Form 8-K filed June 22, 2006).

10.8	Securities Purchase Agreement, dated as of September 1, 2004, by and among Encore SPV Trust III, Encore Credit Corp., Wachovia Bank, National Association, as the initial note purchaser, Everen Capital Corporation and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.9	Master Mortgage Loan Sale and Contribution Agreement, dated as of September 1, 2004, by and between Encore SPV Trust III and Encore Credit Corp. (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.10	Amended and Restated Master Repurchase Agreement, dated as of March 16, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 22, 2005)

	(a)	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 3, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2005).

	(b)	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of September 21, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2005).

Exhibit Number	Description
	(c)	Amendment No. 2006-1 to Amended and Restated Master Repurchase Agreement, dated as of March 14, 2006, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2006).

	(d)	Amendment No. 2006-2 to Amended and Restated Master Repurchase Agreement, dated as of April 14, 2006, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 20, 2006).

	(e)	Amendment No. 2006-3 to Amended and Restated Master Repurchase Agreement, dated as of May 31, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2006).

	(f)	Amendment No. 2006-4 to Amended and Restated Master Repurchase Agreement, dated as of June 1, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 22, 2006).

	(g)	Amendment No. 2006-5 to Amended and Restated Master Repurchase Agreement, dated as of June 5, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K filed June 22, 2006).

	(h)	Amendment No. 2006-6 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.41 to Current Report on Form 8-K filed June 22, 2006).

	(i)	Amendment No. 2006-7 to Amended and Restated Master Repurchase Agreement, dated as of June 7, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.51 to Current Report on Form 8-K filed June 22, 2006).

	(k)	Amendment No. 2006-8 to Amended and Restated Master Repurchase Agreement, dated as of June 8, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.61 to Current Report on Form 8-K filed June 22, 2006).

	(l)	Amendment No. 2006-9 to Amended and Restated Master Repurchase Agreement, dated as of June 9, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed June 22, 2006).

	(m)	Amendment No. 2006-10 to Amended and Restated Master Repurchase Agreement, dated as of June 12, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed June 22, 2006).

	(n)	Amendment No. 2006-11 to Amended and Restated Master Repurchase Agreement, dated as of June 13, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed June 22, 2006).

	(o)	Amendment No. 2006-12 to Amended and Restated Master Repurchase Agreement, dated as of June 14, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed June 22, 2006).

Exhibit Number	Description
	(p)	Amendment No. 2006-13 to Amended and Restated Master Repurchase Agreement, dated as of June 15, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed June 22, 2006).

	(q)	Amendment No. 2006-14 to Amended and Restated Master Repurchase Agreement, dated as of June 16, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed June 22, 2006).

	(r)	Amendment No. 2006-15 to Amended and Restated Master Repurchase Agreement, dated as of June 16, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 20, 2006).

10.11	Master Repurchase Agreement, dated as of August 3, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 4, 2005).

10.12	Master Repurchase Agreement, dated as of February 14, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Merrill Lynch Bank USA (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 22, 2005).

	(a)	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2005, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 26, 2005).

	(b)	Amendment No. 2 to Master Repurchase Agreement, dated as of August 22, 2005, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 26, 2005).

	(c)	Amendment No. 3 to Master Repurchase Agreement, dated as of March 13, 2006, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 17, 2006).

	(d)	Amendment No. 4 to Master Repurchase Agreement, dated as of April 7, 2006, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 13, 2006).

10.13	Master Repurchase Agreement, dated as of February 18, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2005).

	(a)	Amendment No. 1 to Master Repurchase Agreement, dated as of July 21, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 26, 2005).

	(b)	Amendment No. 2 to Master Repurchase Agreement, dated as of August 15, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 19, 2005).

Exhibit Number	Description
	(c)	Amendment No. 3 to Master Repurchase Agreement, dated as of August 19, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 25, 2005).

	(d)	Amendment No. 4 to Master Repurchase Agreement, dated as of September 6, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2005).

	(e)	Amendment No. 5 to Master Repurchase Agreement, dated as of November 7, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2005).

	(f)	Amendment No. 6 to Master Repurchase Agreement, dated as of November 29, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 2, 2005).

	(g)	Amendment No. 7 to Master Repurchase Agreement, dated as of January 12, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2006).

	(h)	Amendment No. 8 to Master Repurchase Agreement, dated as of April 11, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 17, 2006).

	(i)	Amendment No. 9 to Master Repurchase Agreement, dated as of May 1, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2006).

	(j)	Amendment No. 10 to Master Repurchase Agreement, dated as of June 28, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 5, 2006).

	(k)	Amendment No. 11 to Master Repurchase Agreement, dated as of July 31, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2006).

	(l)	Amendment No. 12 to Master Repurchase Agreement, dated as of August 14, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 18, 2006).

	(m)	Amendment No. 13 to Master Repurchase Agreement, dated as of August 15, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 18, 2006).

Exhibit Number	Description
10.14	Master Repurchase Agreement, dated as of May 16, 2005, by and among Registrant, Encore Credit Corp. and Bravo Credit Corporation, as guarantors and originators, ECC SPV II, Encore SPV II and Bravo SPV II, as sellers and DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp., as buyers (incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed May 18, 2005).

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

(c) Amendment No. Four to Master Repurchase Agreement and Pricing Side Letter, dated as of May 12, 2006, by and among Registrant, Encore Credit Corp. and Bravo Credit Corporation as guarantors and originators, ECC SPV II, Encore SPV II and Bravo SPV II, as sellers and DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp., as buyers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 18, 2006).

10.15	Master Repurchase Agreement, dated as of November 28, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation, ConquistAmerica, Inc. and Bear Stearns Mortgage Capital Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 2, 2005).

10.16	Amended and Restated Master Repurchase Agreement, dated as of October 10, 2006, by and among Bear Stearns Mortgage Capital Corporation, Encore Credit Corp., Registrant, Bravo Credit Corporation and ConquistAmerica, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 16, 2006).

(a) Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of December 13, 2006, by and among Bear Stearns Mortgage Capital Corporation, Encore Credit Corp., Registrant, Bravo Credit Corporation and ConquistAmerica, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 14, 2006).

10.17	Commercial Lease, dated as of May 5, 2003, by and between Danari Alton, LLC and Encore Credit Corp. for property located at 1833 Alton Parkway, Irvine, California (incorporated by reference to Exhibit 10.32 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.18	Form of Stock Purchase Agreement by and among Registrant, Encore Credit Corp. and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.48 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253).

Exhibit Number	Description
10.19	Master Repurchase Agreement (Securities), dated as of January 31, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed June 22, 2006).

	(a)	Amendment Number One to Master Repurchase Agreement (Securities), dated as of March 1, 2006, by and among Wachovia Investment Holdings, LLC, registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed June 22, 2006).

	(b)	Amendment Number Two to Master Repurchase Agreement (Securities), dated as of March 1, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed June 22, 2006).

	(c)	Amendment Number Three to Master Repurchase Agreement (Securities), dated as of April 25, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed June 22, 2006).

	(d)	Amendment Number Four to Master Repurchase Agreement (Securities), dated as of May 31, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed June 22, 2006).

	(e)	Amendment Number Five to Master Repurchase Agreement (Securities), dated as of June 1, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed June 22, 2006).

	(f)	Amendment Number Six to Master Repurchase Agreement (Securities), dated as of June 5, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed June 22, 2006).

	(g)	Amendment Number Seven to Master Repurchase Agreement (Securities), dated as of June 6, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K filed June 22, 2006).

	(h)	Amendment Number Eight to Master Repurchase Agreement (Securities), dated as of June 7, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed June 22, 2006).

	(i)	Amendment Number Nine to Master Repurchase Agreement (Securities), dated as of June 8, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.22 to Current Report on Form 8-K filed June 22, 2006).

	(j)	Amendment Number Ten to Master Repurchase Agreement (Securities), dated as of June 9, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed June 22, 2006).

	(k)	Amendment Number Eleven to Master Repurchase Agreement (Securities), dated as of June 12, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed June 22, 2006).

Exhibit Number	Description
(l) Amendment Number Twelve to Master Repurchase Agreement (Securities), dated as of June 13, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.25 to Current Report on Form 8-K filed June 22, 2006).

(m) Amendment Number Thirteen to Master Repurchase Agreement (Securities), dated as of June 14, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.26 to Current Report on Form 8-K filed June 22, 2006).

(n) Amendment Number Fourteen to Master Repurchase Agreement (Securities), dated as of June 15, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.27 to Current Report on Form 8-K filed June 22, 2006).

(o) Amendment Number Fifteen to Master Repurchase Agreement (Securities), dated as of June 16, 2006, by and among Wachovia Investment Holdings, LLC, Registrant, ECC Investment Corp. and ECR Investment Corp. (incorporated by reference to Exhibit 10.28 to Current Report on Form 8-K filed June 22, 2006).

10.20	Asset Purchase Agreement, dated as of October 10, 2006, by and among Bear Stearns Residential Mortgage Corporation, Encore Credit Corp. and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 16, 2006).

10.21	Form of 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.39 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.22	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.40 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253). *

10.23	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.41 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253). *

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 25, 2005). *

10.25	Form of Employment Agreement by and between Steven G. Holder and Registrant (incorporated by reference to Exhibit 10.42 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.26	Form of Employment Agreement by and between Shahid S. Asghar and Registrant (incorporated by reference to Exhibit 10.43 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

(a) Amendment to Employment Agreement by and between Shahid S. Asghar and Registrant (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 16, 2006). *

10.27	Form of Employment Agreement by and between John Kohler and Registrant (incorporated by reference to Exhibit 10.44 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

(a) Separation and General Release Agreement, dated as of May 12, 2006, by and among Registrant, Encore Credit Corp. and John Kohler (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 18, 2006).*

Exhibit Number	Description
10.28	Amended and Restated Employment Agreement by and between Roque A. Santi and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 9, 2007). *

10.29	Form of Employment Agreement by and between Greg Lubushkin and Registrant (incorporated by reference to Exhibit 10.47 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253). *

10.30	Form of Employment Agreement by and between Troy Gotschall and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 8, 2005)*

(a) Separation and General Release Agreement, dated as of January 17, 2007, by and between Encore Credit Corp. and Troy Gotschall (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 23, 2007). *

10.31	Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2005).*

10.32	Appendix to the Executive Bonus Plan for John Kohler (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2005). *

10.33	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 16, 2006).

10.34	Employment Agreement by and between Larry Moretti and Registrant (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed October 16, 2006). *

10.35	Employment Agreement by and between Alanna Darling and Registrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed October 16, 2006). *

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Management contract, compensatory plan or arrangement