Form 10-Q
period 2007-03-31
ECC Capital CORP
filed 2007-06-21
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(949) 955-8700

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

As of June 1, 2007, the Registrant had 101,026,743 shares of common stock outstanding.

ECC CAPITAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2007

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$16,534	$44,785
Restricted cash	4,449	3,500
Mortgage loans held for investment, net	2,097,669	2,403,090
Accrued mortgage loan interest	23,017	24,892
Residual interests in securitizations	10,126	45,920
Real estate owned	43,285	33,197
Prepaid expenses and other assets	18,625	20,747
Derivative instruments	26,102	35,523
Assets of discontinued operations	20,925	1,168,340

Total assets	$2,260,732	$3,779,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$2,095,921	2,384,025
Accounts payable and accrued expenses	31,401	45,861
Dividends payable	—	24,236
Liabilities of discontinued operations	20,461	1,197,901

Total liabilities	2,147,783	3,652,023

Commitments and contingencies

Stockholders’ equity
Common stock authorized, 200,000,000 shares of $0.001 par value at March 31, 2007 and December 31, 2006; issued and outstanding, 101,026,743 shares at March 31, 2007 and 100,982,684 at December 31, 2006	101	101
Additional paid in capital	374,822	374,280
Accumulated other comprehensive income	—	740
Accumulated deficit	(261,974)	(247,150)

Total stockholders’ equity	112,949	127,971

Total liabilities and stockholders’ equity	$2,260,732	$3,779,994

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	March 31,
	2007	2006
	(unaudited)
Revenue
Interest income	$44,095	68,596
Interest expense	(34,676)	(51,158)

Net interest income	9,419	17,438
Provision for loan losses—Loans held for investment	12,688	6,099

Net interest income, after provision for loan losses	(3,269)	11,339
Change in market value of residuals	(1,990)	629
(Loss) gain on derivative instruments, net	(1,680)	15,858

Total revenue	(6,939)	27,826

Expense
Operating expenses	9,689	14,254
Servicing fees	1,321	2,288

Total expenses	11,010	16,542

(Loss) income from continuing operations before income taxes	(17,949)	11,284
Income tax provision from continuing operations	(32)	—

(Loss) income from continuing operations	(17,981)	11,284
Discontinued operations
Income (loss) from discontinued operations before income taxes	10,987	(17,662)
Income tax (expense) benefit	(14)	3

Income (loss) from discontinued operations	10,973	(17,659)

NET LOSS	$(7,008)	$(6,375)

(Loss) income per share of common stock from continuing operations
Basic	$(0.18)	$0.11
Diluted	$(0.18)	$0.11

Income (loss) per share of common stock from discontinued operations
Basic	$0.11	$(0.17)
Diluted	$0.11	$(0.17)

Net loss per share of common stock
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

The accompanying notes are an integral part of these statements.

ECC CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share date)

	For the three months ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net Loss	$(7,008)	$(6,375)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	6,507	4,023
Provision for loan losses	12,688	6,099
Change in mortgage loans	1,126,643	324,985
Gain on sale of mortgage origination operations—held for sale	(21,461)	—
Fair value adjustment of residual interest	1,991	(629)
Accretion of residual interest	(3,355)	(1,522)
Compensation charge from stock options and warrants	542	310
Net increase in fair value of derivative instruments	10,493	(11,767)
Loss on disposal/impairment of equipment	115	61
Net change in:
Other receivables	9,020	182
Accrued mortgage loan interest	6,581	4,887
Accrued bond interest payable	(296)	(96)
Prepaid expenses and other assets	(10,635)	(4,110)
Accounts payable and accrued expenses	(19,358)	17,066

Net cash provided by operating activities	1,112,467	333,114

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(387)	(588)
Principal payments received on loans held for investment	288,649	466,005
Proceeds from sale of loan origination operations	26,061	—
Cash received from residual interest	36,418	25

Net cash provided by investing activities	350,741	465,442

Cash flows from financing activities:
Net decrease in warehouse lines of credit	(1,169,583)	(503,337)
Principal payments on long-term debt	(288,603)	(474,580)
Advance on uncompleted loan sale	—	153,921
Proceeds from repurchase agreement	—	29,796
Payments of capital lease obligations	(1,023)	(287)
Net (increase) decrease in restricted cash	(949)	15,305
Dividends paid	(31,301)	(18,043)

Net cash used in financing activities	(1,491,459)	(797,225)

Net (decrease)/increase in cash and cash equivalents	(28,251)	1,331

Cash at beginning of the period	44,785	46,904

Cash at end of the period	$16,534	$48,235

Supplemental cash flow information:
Cash used to pay interest	$51,572	$83,626
Cash used to pay income taxes	$136	$3

The accompanying notes are an integral part of these statements.

NOTE A—SUMMARY OF SIGNIFICANT ORGANIZATIONAL AND ACCOUNTING POLICIES

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated financial position of ECC Capital Corporation (the “Company”) as of March 31, 2007 and December 31, 2006 and the consolidated results of operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the expected results for the year ending December 31, 2007.

Organization and Summary of Significant Accounting Policies

The Company is a mortgage real estate investment trust (REIT) that owns and manages interests in securitization trusts which issued securities collateralized by mortgages on residential real estate.

The Company originated nonconforming mortgage loans through its taxable REIT subsidiary, Performance Credit Corporation (formerly known as Encore Credit Corp.), principally using its network of brokers throughout the United States. The Company either sold loans to third parties, through Performance Credit, or it transferred loans to a wholly-owned bankruptcy remote subsidiary which financed such loans through the issuance of asset-backed securities in securitization transactions accounted for as financings or sales. The Company’s loan origination operations comprised the majority of its business activities within its mortgage banking operations.

Sale of Mortgage Banking Operations

During the second quarter of 2006, ECC Capital’s board of directors began to review and evaluate potential strategic alternatives to enhance shareholder value. On October 10, 2006, the Company announced that it had entered into an agreement (the “Asset Purchase Agreement”) to sell certain operating assets used in its wholesale mortgage banking operation to Bear Stearns Residential Mortgage Corporation, for approximately $26 million in cash and the assumption of certain liabilities by Bear Stearns. Under the terms of the Asset Purchase Agreement, Bear Stearns agreed to acquire the assets of the Company’s wholesale mortgage banking operation, including property and equipment, customer lists, intellectual property and information technology systems used by the Company (the “Business”). Bear Stearns agreed to assume those liabilities that are necessary for it to continue to support the originations generated by the Business, including leases for the Company’s operating centers in Irvine, California, Downers Grove, Illinois and Glen Allen, Virginia. The Company also entered into certain agreements with Bear Stearns under which Bear Stearns agreed to fund and acquire the Company’s loan production on a monthly basis through the date of closing of the sale of the mortgage banking operations.

On February 9, 2007, the Company closed the sale of its mortgage banking operations to Bear Stearns and settled the sale of approximately $1.2 billion in mortgage loans to Bear Stearns, subject to certain price adjustments and call rights. Upon completion of the transaction, the Company effectively exited the wholesale mortgage origination business. Accordingly, the disposition of the mortgage banking operations is being reported as a discontinued operation for the year ended December 31, 2006 and for the three months ended March 31, 2007. As Bear Stearns also acquired use of the Encore Credit name, the Company changed the name of Encore Credit Corp. to Performance Credit Corporation, which remains the Company’s wholly-owned subsidiary. The Company recorded a gain of approximately $21.5 million upon on the sale of its mortgage banking operations during the three months ended March 31, 2007.

Principles of Consolidation

The consolidated financial statements of the Company include the financial position and results of ECC Capital Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. The Company is the primary beneficiary in a variable interest entity (VIE), as defined by FASB Interpretation No. 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, involved in a retail lending business. The Company has consolidated the financial statements of this VIE. The financial statements of this VIE are not material to the Company’s operations or financial position. The Company’s maximum exposure to loss with respect to this VIE is approximately $3.9 million as of March 31, 2007.

The Company securitized its loans held for investment by transferring loans to trusts that issued long term debt. The Company retained certain servicing rights and the excess interest spread between the rate paid by the borrowers and the rate paid to the noteholders. The structure of the trusts limits its activities to holding the transferred assets and transferring cash collected to the trusts’ beneficial interest holders. Certain trusts utilized by the Company do not meet the definition of a qualified special purpose entity as defined by Statement of Financial Accounting Standards No. 140 (“SFAS 140”),

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as: (i) the Company retains certain discretionary rights as servicer of the mortgage loans transferred to the trust, (ii) the Company holds a right to repurchase any of the loans in the trust aggregating up to 1% of the initial principal balance of the transferred loans, and (iii) the trust may, with the approval of the beneficial interest holders, acquire derivative financial instruments. Such trusts are considered VIEs. The Company is considered the primary beneficiary of the trust because, as the recipient of the excess cash flows from the trust, the Company’s interests in the trust are exposed to the majority of the variability in the trust’s cash flows. As the primary beneficiary of the trust, the Company has consolidated the assets and liabilities of the trust in the accompanying financial statements.

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

Management Operating Plans

During 2005 and 2006 the Company experienced significant operating losses, largely as a result of losses in its mortgage banking operations. As noted, on February 9, 2007, the Company closed the sale of its mortgage banking operations to Bear Stearns and exited the wholesale mortgage origination business. The Company continues to own and manage its interests in securitizations, which comprise its portfolio of loans held for investment and its residual interests in securitizations. As a result of the sale of the wholesale mortgage origination business, management anticipates that operating expenses will be significantly reduced. Management also anticipates that cash flow received from its interests in securitizations should provide sufficient liquidity to meet the Company’s known obligations, including the distribution of dividends necessary to meet the minimum distribution requirements to retain the Company’s status as a real estate investment trust for the next few years, subject to the performance of our residual interests.

If loan delinquencies and losses increase within the Company’s securitizations or loan balances prepay faster than projected, the cash flows it receives from these securitizations may be reduced. Based on current market conditions, the Company’s ability to sell and/or satisfactorily finance certain assets may be adversely impacted. These market conditions as well as a possible decline in expected cash flows from its residual interests in securitizations may negatively impact its ability to meet its obligations, including its ability to make additional dividend distributions.

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

Restricted Cash

At March 31, 2007, restricted cash represented collateral for letters of credit provided in connection with surety bonding requirements.

Mortgage Loans and Loan Origination Fees and Costs

Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses. Deferred origination fees and costs, net of discounts are amortized as an adjustment of yield over the life of the portfolio using the effective yield method in a manner that anticipates prepayments.

Repurchase Obligations

As of March 31, 2007, we have unresolved claims from investors to repurchase approximately $6 million in loans. During the quarter ended March 31, 2007 we paid $200,000 to settle certain outstanding claims. As of March 31, 2007, we have reserved $2 million for potential losses that may be realized on the settlement of these and other incurred but unknown claims. Although management believes the amount reserved is adequate to provide for losses on the settlement of repurchase claims, the timing and amount of any remaining repurchase claims, is highly uncertain and it is reasonably possible that losses ultimately realized may be greater than amounts provided for.

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

Residual Interests in Securitization

Residual interests in securitizations represent interests retained from the sale of loans through securitizations that the Company structures as sales rather than financings, referred to as “off-balance sheet securitizations.” The Company may also sell residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

In an off-balance sheet securitization, the Company transfers mortgage loans to a Real Estate Mortgage Investment Conduit (the “REMIC” or “Trust”), which is a Qualified Special Purpose Entity (“QSPE”), as defined by SFAS 140 and accounts for the transfer as a sale of loans. The Trust, in turn, issues interest bearing asset-backed securities (the “Certificates”). The Certificates are sold without recourse except that the Company provides representations and warranties customary to the mortgage banking industry with respect to loans transferred to the Trust. The Trust uses the cash proceeds from the sale of the Certificates to pay the Company the purchase price for the mortgage loans. The Trust also issues certificates representing interests in the excess interest spread and other residuals. The excess interest spread represents the present value of estimated cash flows that the holder of such Certificates will receive as a result of the interest collected from borrowers exceeding the interest paid to security holders by the Trust. The Company retained the Certificates from securitizations in 2003, 2004, and 2006 representing the excess interest spread and other residuals, collectively referred to as residual interests.

In such transactions, the Company allocates its basis in the mortgage loans and residual interests between the portion of the assets sold through the Certificates and the portion of retained interests based on the relative fair values of those portions on the date of sale. The Company recognizes gains or losses attributable to the changes in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as either available-for-sale or trading securities. At March 31, 2007, the Company had $3,519,000 in residual interests classified as available-for-sale and $6,607,000 in residual interests classified as trading securities. The Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the Trust (the cash out method) using a discount rate commensurate with the risks involved. In accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, increases to the fair value of available-for-sale residual interests are recorded as unrealized gains, net of tax, as a component of other comprehensive income, with the yield being adjusted on a prospective basis. Decreases to the fair value, that are considered to be other than temporary, are recorded as a loss against earnings in the period of the change. Changes to the fair value of trading residual interests are recorded through earnings as a component of the gain or loss on trading securities and derivative instruments.

There is no active market which would provide market quotes for the Company’s residual interests in securitizations. While management believes the estimated value of its residual interests in securitizations to be reasonable, these estimates are based upon various assumptions including, but not limited to, the performance of the loans within the securitizations, interest rates and changes in real estate values. The Company’s actual experience may be different than management’s assumptions and, as a result, the values ultimately realized may be different than the values recorded at March 31, 2007 and December 31, 2006 and the difference may be material.

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

Real Estate Owned

Real Estate Owned (“REO”) results from the Company foreclosing on delinquent borrowers. These properties are held for sale and carried at the lesser of the carrying value or fair value less estimated selling costs. Individual properties are periodically evaluated and additional impairments are recorded, if necessary. At March 31, 2007 and December 31, 2006, the Company had REO properties valued at $43,285,000 and $33,197,000, respectively. At March 31, 2007 and December 31, 2006, there are additional REO properties valued at $6,323,000 and $6,220,000, respectively, included with assets of discontinued operations.

Derivative Instruments

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets, mortgage loans held for sale and the repricing of long-term debt issued in securitization transactions, the Company uses derivative financial instruments such as Eurodollar futures contracts, interest rate caps, and interest rate swaps. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to partially offset changes in interest income and cash flows as interest rates change. The derivative financial instruments and any related margin accounts are included in derivative instruments on the consolidated balance sheets and are carried at their fair value. Changes in the fair value of derivative instruments are reported as gain on derivative instruments within the consolidated statements of operations. The Company held the following positions in derivatives (in thousands) at:

	March 31, 2007		December 31, 2006
Contract	Notional amount	Fair value	Notional amount	Fair value	Term
Interest rate swaps	$1,163,307	11,163	$1,255,854	15,282	Amortizing through February 2010
Interest rate cap	$1,444,096	14,939	$1,757,534	20,241	Amortizing through February 2008

Derivative instruments		$26,102		$35,523

All Eurodollar futures contracts were settled in conjunction with the sale of the mortgage banking operations to Bear Stearns. These Eurodollar contracts resulted in a gain during the three months ended March 31, 2007 of $348,000 which is reflected in discontinued operations.

During the three months ended March 31, 2007, the Company recorded a loss of $1,680,000 related to the Company’s interest rate swaps and caps, representing a loss of $9,421,000 in fair value adjustments and settlement receipts of $7,741,000 on the swaps and caps.

Income Taxes

The Company is not subject to tax on the earnings of the REIT it distributes to its stockholders as long as it distributes at least 90% of its taxable REIT earnings to its stockholders each taxable year and satisfies other qualifying tests. The Company has elected to have its wholly-owned subsidiary, Performance Credit Corporation, treated as a taxable REIT subsidiary (“TRS”). As a TRS, Performance Credit is subject to federal and state taxes on its income. Accordingly, the Company reports a provision for taxes based upon the earnings of Performance Credit using the asset and liability method of accounting for income taxes.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainties (“FIN 48”) an interpretation of SFAS 109 on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by $751 thousand; $475 thousand in taxes; and $276 thousand in interest. If recognized, the tax portion of the adjustment would affect the effective tax rate. Interest costs and penalties related to income taxes are classified as interest expense and operating expenses from continuing operations in the Company’s financial statements. Open tax return years are subject to future examination by tax authorities. Federal tax returns are open for years 2003 and after and some material state tax returns are open for years 2002 and after.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, and began recognizing stock option-based compensation expense in the consolidated statements of operations using the fair value based method applied on a modified prospective basis. Under this transition method, the Company has applied the provisions of SFAS 123(R) to awards granted after January 1, 2006. Additionally, the Company has eliminated its deferred compensation balance against additional paid in capital and will recognize compensation cost over the remaining service period for the portion of awards for which the requisite service period had not been rendered and remains outstanding as of January 1, 2006. The compensation cost for these awards is based on the grant date fair value, as calculated for the pro-forma disclosures previously required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. See Note E for additional information on stock-based compensation.

Income/Loss Per Share

Basic income/loss per share is computed by dividing losses available to stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes actual shares of common stock outstanding during the period weighted from the date of issuance, less unvested restricted stock. Basic and diluted earnings per share have been calculated based on weighted average shares outstanding of 100,836,000 and 99,617,000 shares for the three months ended March 31, 2007 and 2006, respectively, as using the diluted shares outstanding in the calculation would have had an anti-dilutive effect due to the Company incurring a loss for both periods.

Loss per share was calculated as follows:

	For the three months ended March 31,
	2007	2006
	(in thousands, except per share data)
(Loss) income from continuing operations	$(17,981)	$11,284

Income (loss) from discontinued operations	$10,973	$(17,659)

Net loss	$(7,008)	$(6,375)

Weighted average number of shares outstanding	100,836	99,617
Weighted average number of unvested restricted stock	N/A	N/A
Net shares assumed issued using the treasury stock method for options outstanding during each period based on average market price	N/A	N/A

Diluted shares	100,836	99,617

Income / (loss) per share from continuing operations:
Basic	$(0.18)	$0.11
Diluted	$(0.18)	$0.11
Income / (loss) per share from discontinued operations:
Basic	$0.11	$(0.17)
Diluted	$0.11	$(0.17)
Loss per share:
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS 155 permits fair value measurement for certain hybrid instruments, clarifies which interest-only and principal-only strips are subject to Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, clarifies and establishes requirements related to derivatives embedded in beneficial interests issued in securitizations, and amends SFAS 140 to eliminate the prohibition on QSPEs holding certain derivative financial instruments. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company’s adoption of SFAS 155 has not had a material effect on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 requires companies to record a servicing asset or servicing liability each time they undertake an obligation to service a financial asset from (i) the transfer of financial assets that meet the requirements for sale accounting, (ii) a transfer of financial assets to a QSPE in a guaranteed mortgage securitization in which the transferor retains the securities and accounts for them as available-for-sale or trading, or (iii) an acquisition or assumption of an obligation to service financial assets that does not relate to financial assets of the servicer or its affiliates. In addition, SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company’s adoption of SFAS 156 has not had a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is presently evaluating the impact of the adoption of SFAS 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is presently evaluating the impact of the adoption of SFAS 159 on its financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the March 31, 2007 presentation.

NOTE B—LOANS HELD FOR INVESTMENT

The components of mortgage loans held for investment at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	Weighted Average Coupon	December 31, 2006	Weighted Average Coupon
	(in thousands)
Unpaid principal balance of mortgage loans	$2,123,221	7.52%	$2,422,217	7.22%
Net deferred origination costs and discount	20,214		24,298
Allowance for loan losses	(45,766)		(43,425)

	$2,097,669		$2,403,090

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended March 31, 2007 and 2006:

	For the three months ended March 31,
	2007	2006
	(in thousands)
Beginning balance	$43,425	$40,862
Additions	12,688	6,099
Charge-offs, net	(10,347)	(1,195)

Ending balance	$45,766	$45,766

NOTE C—RESIDUAL INTERESTS IN SECURITIZATIONS

The following table summarizes activity in residual interests:

	For the three months ended March 31,
	2007	2006
	(in thousands)
Beginning balance	$45,920	$14,753
Residual interests	—	—
Mark-to-market adjustment	(2,731)	80
Accretion of residual interests	3,355	1,523
Cash received from residual interests	(36,418)	(25)

Ending balance	$10,126	$16,331

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

Unpaid loan principal balances underlying the Company’s residual interests in securitizations aggregate $199,155,000 as of March 31, 2007. A total of 14.4% of unpaid principal balances are delinquent 60 or more days, in bankruptcy or foreclosure or are real estate owned.

As of March 31, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual interests in securitizations to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table:

	March 31, 2007	December 31, 2006
	(in thousands)
Carrying value/fair value of residual interests	$10,126	$45,920

Assumed weighted average life in years	0.60	0.38
Decline in fair value with 10% adverse change	$(146)	$(134)
Decline in fair value with 20% adverse change	$(295)	$(259)

Assumed cumulative pool losses	1.19%	1.71%
Decline in fair value with 10% adverse change	$146	$303
Decline in fair value with 20% adverse change	$371	$647

Assumed discount rate	27.38%	20.14%
Decline in fair value with 10% adverse change	$126	$138
Decline in fair value with 20% adverse change	$248	$272

Interest rate assumptions		1-month LIBOR
Decline in fair value with 10% adverse change	$127	$164
Decline in fair value with 20% adverse change	$365	$113

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

NOTE D—LONG-TERM DEBT

Long-term debt comprises mortgage-backed securities secured solely by mortgages transferred to the related securitization trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. The interest rate on the securities resets monthly and is based upon one-month LIBOR. The weighted average interest rate payable on the Company’s long-term debt at March 31, 2007 and December 31, 2006 was 5.80% and 5.76%, respectively. As principal payments on the underlying mortgages are paid through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds the Company estimates that the bonds will be fully repaid by 2015. However, the bonds have a “clean-up call” provision which allows the Company to dissolve the trust and repay outstanding bonds when the remaining principal balance of the underlying loans is 10% or less of their original balance. If the Company exercises this call provision, the Company estimates that the bonds could be fully repaid as early as 2009. However, the timing of when the Company may be able to exercise the call provision may be delayed based upon the recent tightening of credit standards for subprime borrowers and the continued deterioration of the subprime lending industry.

As of March 31, 2007 and December 31, 2006, the balance of long-term debt comprises the following:

	March 31, 2007	December 31, 2006
	(in thousands) (unaudited)
Securitized bonds	$2,100,481	$2,389,084
Discount on bonds	(6,177)	(6,971)
Accrued interest on securitized bonds	1,616	1,912

Total financing on mortgage loans held for investment	$2,095,921	$2,384,025

Costs associated with issuing long-term debt were capitalized and are being amortized as a component of interest expense over the estimated term of the debt, expecting that the debt will be paid fully from the cash flows from the underlying collateral. Through March 31, 2007 total deferred bond issue costs of $16,168,000 were capitalized. The balance of deferred bond issue costs at March 31, 2007 and December 31, 2006, net of accumulated amortization, was $4,314,000 and $5,528,000, respectively, and is included in prepaid expenses and other assets.

The discount on bonds reflects the difference between the proceeds received from the sale of the bonds and the face amount to be repaid over the life of the bonds. The discount is being amortized as an adjustment of interest expense over the estimated life of the bonds.

NOTE E—STOCK-BASED COMPENSATION

Stock option activity during the three months ended March 31, 2007 was as follows:

	Number of shares underlying options	Weighted average exercise price
Balance at December 31, 2006	2,630,691	$3.29
Granted	—
Exercised	(50,000)	$0.43
Forefeited or expired	(740,229)	$1.91

Balance at March 31, 2007	1,840,462	$3.92

No options were granted during the three months ended March 31, 2007.

In connection with the sale of the mortgage banking operations to Bear Stearns, the Company accelerated the vesting of 279,208 stock options with an exercise price less than $1.50 for those employees that were terminated in connection with the termination of their employment by Performance Credit. On May 9 and 10, 2007, approximately 1,000,000 options expired unexercised leaving approximately 789,000 options outstanding.

Compensation related to restricted stock for the first quarter 2007 is $500,602. The remaining unamortized restricted stock expense at March 31, 2007 is $594,685.

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

During the three months ended March 31, 2007, the Company included $20,095 in stock based compensation expense in the consolidated statements of operations. The Company has no remaining unamortized option expense as of March 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion and analysis discusses our financial condition and results of our operations on a consolidated basis, unless otherwise indicated. Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

Sale of mortgage banking business

On February 9, 2007, we closed the sale of its mortgage banking operations to Bear Stearns and settled the sale of approximately $1.2 billion in mortgage loans to Bear Stearns, subject to certain price adjustments and call rights. Upon completion of the transaction, we effectively exited the wholesale mortgage origination business, agreeing not to compete in the subprime wholesale mortgage origination business for a period of two years. Accordingly, the disposition of the mortgage banking operations is being reported as a discontinued operation for the year ended December 31, 2006 and the three months ended March 31, 2007. As Bear Stearns also acquired use of the Encore Credit name, we changed the name of Encore Credit Corp. to Performance Credit Corporation, which remains our wholly-owned subsidiary.

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

General

For the three months ended March 31, 2007, we reported a net loss of $7.0 million, compared to a net loss of $6.4 million for the three months ended March 31, 2006. The increase in losses in 2007 reflects a number of factors including the following:

•

Net interest income from loans held for investment has declined reflecting (i) a significant decline in levels of interest earning assets as we have experienced prepayments through March 31, 2007 with no additions since the fourth quarter 2005, and (ii) higher borrowing costs, in particular with respect to the securitizations within the portfolio investment operations where borrowing costs adjust monthly and most of the adjustable rate mortgage loans have not reached scheduled interest rate reset dates;

•

We continued to experience higher levels of delinquency and loss severity on mortgage loans held for investment. During the three months ended March 31, 2007, we accrued $12,688,000 allowance for loan loss; and

•

Net interest income from loans held for sale has declined as a result of the sale of the mortgage banking operations to Bear Stearns because Bear Stearns funded and acquired our loan production and the interest rate on the warehouse borrowings was equivalent to the weighted average coupon on the loans securing the borrowings.

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

Gain or Loss on Sale of Loans

We recognize a gain or loss on the sale of our loans we sell through whole loan sales. Gains or losses resulting from these sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. As part of the sale of a mortgage loan, we sell the servicing rights. The purchasing company pays us a service release premium for that right. This premium is included in discontinued operations in the accompanying consolidated statements of operations.

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

Derivative Financial Instruments and Hedging Activities

Hedging is a critical aspect of our business because the value of our assets is sensitive to the fluctuation of interest rates. From time to time, we have used, and will continue to use, various financial instruments to economically hedge our exposure to changes in interest rates. The following summarizes the hedging instruments that, subject to limitations imposed by the REIT requirements, we have used to reduce interest rate risks on our residual interests, the loans that we hold for investment and the loans that we hold for sale.

Interest Rate Swap Agreements and Eurodollar Futures. Interest rate swap agreements allow us to exchange floating rate obligations for fixed-rate obligations effectively locking in our borrowing costs for a period of time. When we enter into a swap agreement we agree to pay a fixed-rate of interest and to receive a variable interest rate, generally based on LIBOR. We may also sell Eurodollar futures contracts in order to mitigate the projected impact of interest rate changes on our forecasted one-month LIBOR based liabilities. All Eurodollar futures contracts were settled in conjunction with the sale of the mortgage banking operations to Bear Stearns

Interest Rate Cap Agreements. Interest rate cap agreements allow us to receive cash payments if the interest rate index specified in the cap agreement increases above contractually specified levels. Therefore, the interest rate cap agreements have the effect of capping the interest rate on a portion of our borrowings to the rate specified by the interest rate cap agreement.

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

While we may change the classification of our derivative financial instruments in the future, we presently account for all our derivative financial instruments as trading instruments and we do not apply hedge accounting treatment as defined by SFAS 133. Accordingly, realized and unrealized changes in fair value are recognized in income during the period in which the changes occur.

Income taxes

The Company is not subject to tax on the earnings of the REIT it distributes to its stockholders as long as it distributes at least 90% of its taxable REIT earnings to its stockholders each taxable year and satisfies other qualifying tests. The Company has elected to have its wholly-owned subsidiary, Encore Credit Corp., now known as Performance Credit Corporation, treated as a taxable REIT subsidiary (“TRS”). As a TRS, Performance Credit is subject to federal and state taxes on its income. Accordingly, the Company reports a provision for taxes based upon the earnings of Performance Credit using the asset and liability method of accounting for income taxes.

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

The Company adopted FASB Interpretation 48, accounting for uncertainties (“FIN 48”) and interpretation SFAS 109 on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by $751 thousand; $475 thousand in taxes and $276 thousand in interest. If recognized, the tax portion of the adjustment would affect the effective tax rate. Interest costs and penalties related to income taxes are classified as interest expense and operating expenses from continuing operations in the Company’s financial statements. Open tax return years are subject to future examination by tax authorities. Federal tax returns are open for years 2003 and after and some material state tax returns are open for years 2002 and after.

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

Results of Operations

Prior to our initial public offering in February 2005, our business activities consisted primarily of wholesale mortgage origination operations which we sold to Bear Stearns in February 2007. We are reporting our wholesale mortgage origination operations as discontinued operations. Our continuing operations primarily comprise what had been our portfolio investment operations, which did not exist prior to 2005.

Continuing operations

Net Interest Income. The unpaid principal balances on the Company’s portfolio of loans held for investment declined from $2.4 billion at December 31, 2006 to $2.1 billion at March 31, 2007 as a result of normal principal payments and loan prepayments. Similarly, the outstanding bond balances secured by these mortgage loans declined from $2.4 billion at December 31, 2006 to $2.1 billion at March 31, 2007.

Interest income is earned on the Company’s portfolio of loans held for investment and investments in residual interests.

	Three months ended March 31,
	2007	2006
	(in thousands)
Loans held for investment
Coupon interest	$42,034	$66,738
Premium amortization	(4,084)	(7,794)
Prepayment penalties	2,600	8,130

Total	40,550	67,074
Residual accretion	3,355	1,522
Investment interest income	190	—

Total interest income	$44,095	$68,596

Residual accretion increased during the first quarter of 2007 reflecting higher than expected cash flows from off balance sheet securitizations completed in 2004 and 2003. As the loans underlying these securitizations have seasoned, projected cumulative losses have declined as compared to initial projections resulting in an increase in expected future cash flows and an increase in accretion income. Investment interest income increased primarily due to investing excess cash in higher yielding investments.

Premium amortization and prepayment penalties decreased due to slowing of prepayments and normal seasoning of the portfolio. As a result of aging of the portfolio many of the remaining loans are outside of the prepayment penalty period.

Interest expense primarily relates to the Company’s long-term debt which comprises mortgage backed bonds issued in connection with our securitizations. In addition, the Company incurred interest expense on borrowings during the year secured by the Company’s retained interests in securitizations and related commitment fees. Components of interest expense are summarized as follows (amounts in thousands):

	Three months ended March 31,
	2007	2006
Bond interest	$32,942	$48,319
Amortization of bond discount and deferred bond issuance costs	1,734	2,169

	34,676	50,488
Other interest expense
Securities sold under agreements to repurchase	—	471
Commitment fees	—	199

	$34,676	$51,158

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

Net interest income (difference between interest income and interest expense) is summarized as follows (amounts in thousands):

	Three months ended March 31,
	2007	2006
Interest income	$44,095	$68,596
Interest expense	34,676	51,158

Net interest income	$9,419	$17,438

Provision for Loan Losses. Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

	For the three months ended March 31,
	2007	2006
	(in thousands)
Beginning balance	$43,425	$40,862
Additions	12,688	6,099
Charge-offs, net	(10,347)	(1,195)

Ending balance	$45,766	$45,766

As the Company’s portfolio for loans held for investment seasoned during 2006 and the first quarter of 2007, realized losses increased requiring the Company to record an additional provision for loan losses to maintain the allowance at a level management believes appropriate to provide for losses in its portfolio of loans held for investment that have been incurred as of March 31, 2007.

In assessing the adequacy of the allowance for loan losses management considers, among other things, current delinquency trends. Loan delinquency information is summarized as follows (amounts in thousands):

	March 31, 2007		December 31, 2006
Aging	Loan balance	Percentage of total	Loan balance	Percentage of total
Current	$1,864,500	87.8%	$2,133,450	88.2%
30—59 days past due	71,908	3.4%	88,274	3.6%
60—89 days past due	34,820	1.6%	41,562	1.7%
90—119 days past due	25,059	1.2%	27,840	1.1%
120—149 days past due	19,402	0.9%	23,884	1.0%
150—179 days past due	18,697	0.9%	22,222	0.9%
180 + days past due	88,834	4.2%	84,985	3.5%

	$2,123,221		$2,422,217

Bankruptcy/foreclosure	$140,194	6.6%	$159,239	6.6%

We believe delinquency levels as of March 31, 2007 have increased due to seasoning of the loan portfolio, increasing interest rates, expiration of the initial fixed interest rate periods and present market conditions. Although unpaid principal balances at March 31, 2007 have declined from the prior quarter by 12.4%, the allowance for loan losses has increased as a percentage of the outstanding portfolio balance from 1.8% as of December 31, 2006 to 2.2% as of March 31, 2007.

As of March 31, 2007, the allowance for loan losses represents 23% of unpaid principal balances 60 days or more delinquent. Through March 31, 2007, average loss severity on all liquidated loans has been 23.60%. For the three months ended March 31, 2007 and December 31, 2006, average loss severity on liquidated loans during these periods was 32.6% and 20.7%, respectively. We believe average loss severity on liquidated loans may continue to increase.

Gain (Loss) on Derivative Instruments. The net gain on derivative instruments comprises the following (amounts in thousands):

	For the three months ended March 31,
	2007	2006
Residual mark-to-market gain (loss)	$(1,990)	$629
Derivative gains (losses):
Eurodollar futures	—	—
Interest rate agreements	(9,421)	11,017
Net receipts (payments) under interest rate agreements	7,741	4,841

	$(3,670)	$16,487

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

A summary of the fair values of our residual interests in securitizations is as follows (amounts in thousands):

	Value as of
	March 31, 2007	December 31, 2006
SASCO ECC 2003-1	$3,519	$3,525
CWABS ECC 2004-1	2,861	9,407
CWABS ECC 2004-2	3,746	12,988
Bravo Mortgage Asset Trust 2006-1	—	20,000

Total	$10,126	$45,920

The values of the securitizations we completed in 2003 and 2004 decreased primarily as a result of the recording of cash flows on these residual interests during 2007. Loan principal balances in the 2003 securitization have paid down to the point that the servicer may exercise their clean up call rights, upon which the balance of the overcollateralization account within the securitization will be released to us. We are unable to determine when, or if, such a clean up call will occur.

Operating expenses. The decline in operating expenses is consistent with the sale of our mortgage banking operations to Bear Stearns that occurred on February 9, 2007.

Following the initial public offering in 2005, ECC Capital shared personnel and services with its subsidiaries, principally Performance Credit Corporation through the date of the sale of the mortgage origination business to Bear Stearns. Operating expenses for the three months ended March 31, 2007 and March 31, 2006 include the costs associated with these shared personnel and services despite the fact that many of the personnel providing such services became employees of Bear Stearns after February 9, 2007. Although the number of employees was significantly reduced following the completion of the sale of the mortgage origination business to Bear Stearns and while there can be no assurances as to the amount of operating expenses we incur in the future, we anticipate that our future operating expenses will be less than is being reported in continuing operations for the quarter ended March 31, 2007.

Servicing fees. Servicing fees are paid to third party loan servicers that service our portfolio of loans held for investment.

Discontinued Operations

Summary operating information for our wholesale mortgage origination operations are as follows (amounts in thousands):

	Balance at March 31, 2007	Balance at December 31, 2006
Assets of discontinued operations
Mortgage loans held for sale	$10,499	$1,137,142
Other assets	10,426	31,198

Total assets of discontinued operations	$20,925	$1,168,340

Liabilities of discontinued operations
Warehouse and repurchase facilities	$4	$1,169,587
Other liabilities	20,457	28,314

Total liabilities of discontinued operations	$20,461	$1,197,901

	For the three months ended March 31,
	2007	2006
Net interest income	$(1,003)	$15,564
Gain (loss) on sale of loans	(1,305)	(7,099)
Gain on derivative instruments, net	348	4,871

Net revenues	$(1,960)	$13,336

The interest rate on our warehouse borrowings was generally tied to one-month LIBOR and as the general level of interest rates began to increase in 2005, the cost of warehouse financing increased. Increases in interest rates on our mortgage loans held for sale lagged the rate at which interest costs on our warehouse borrowings increased, reducing net interest income beginning in 2005 and through 2006. We also entered into certain agreements under which Bear Stearns agreed to fund and acquire our loan production subsequent to October 10, 2006 and through the date of the close of the transaction. The interest rate on the warehouse borrowings was equivalent to the weighted average coupon on the loans securing the borrowings. As a result, we received no net interest income during the first quarter of 2007.

We experienced negative trends in whole loan sale pricing throughout 2006 and into 2007. As we did not have warehouse financing available to retain our loan inventory following the close of the sale of our wholesale mortgage origination operations to Bear Stearns, in February 2007, we sold approximately $1.2 billion in mortgage loans to Bear Stearns at a weighted average price of 97.5%. Loan inventory as of December 31, 2006 that was sold to Bear Stearns in January and February 2007 was marked to the lower of cost or market (LOCOM) based upon these loan sale transactions, resulting in a LOCOM valuation allowance of approximately $51.4 million at that date and a net LOCOM provision of $16.3 million for the year ended December 31, 2006.

In addition, we experienced an increase in repurchase claims related to early payment defaults (EPD) on mortgage loans for which the borrower has missed the first payment due to the purchaser of the loan or investor. This led to the need to increase our reserve for losses that are incurred in connection with the repurchase and disposition of repurchased loans or the costs incurred in directly settling any repurchase obligation with an investor. During the third and fourth quarters of 2006, we entered into settlement agreements with 11 purchasers of our loans paying or accruing a total of $35.4 million to extinguish various EPD and representation and warranty repurchase claims. Loans sold to these 11 purchasers during 2006 represented the majority of our sales volume for the year. Under the terms of most of the settlement agreements, as well as our agreement with Bear Stearns for the sale of loans through the date of closing the sale of the mortgage banking operations, we settled most known existing and future forecasted claims, limiting the ability of purchasers of our loans to put them back to us. However, there could be additional unknown claims that may result in future material liability.

We utilized Eurodollar futures to hedge the risk of changes in the value of our loan inventory and anticipated originations due to changes in interest rates. We settled all outstanding Eurodollar contracts in February 2007 in connection with the sale of our loan inventory to Bear Stearns.

Operating expenses reflect those expenses that were directly related to the mortgage origination business. Following the initial public offering in 2005, the Company shared personnel and services with its subsidiaries, principally Performance Credit Corporation through the date of the sale of the mortgage origination business to Bear Stearns. Costs associated with these shared personnel and services have been allocated to continuing operations, despite the fact that many of the personnel providing such services became employees of Bear Stearns after February 9, 2007.

Off-Balance Sheet Arrangements

We are party to transactions that have off-balance sheet components. In connection with off-balance sheet securitization transactions, there were $199 million in loans remaining in off-balance sheet trusts as of March 31, 2007. The trusts have issued securities or bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors, or the trusts, generally have no recourse to our assets or us.

We have retained certain residual interests in the securitization trusts. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of March 31, 2007, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on our balance sheets (amounts in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating leases	$6,047	$2,924	$2,043	$1,080
Repurchase obligations	$2,000	$2,000
Long-term debt(1)	$2,100,481	$1,308,611	$555,270	$141,100	$95,501

(1)	The long-term debt had a weighted average interest rate of 5.80% at March 31, 2007.

Operating leases

Through June 8, 2007, we have entered into various agreements to terminate or sublease all our material operating leases of office space and other real estate, with the exception of three leases. One lease agreement expires on June 30, 2007. That space was used for operations. On June 6, 2007 we entered into a new lease that provides space for the remaining work force through December 31, 2008. We hold a minority ownership interest in a small retail lending business which is consolidated in our financial statements. That business leases office space under another lease arrangement that has been guaranteed by the Company and is reflected in the contractual obligations and commercial commitments presented above. Our lease reserves may prove to be inadequate as there is no assurance that our subtenants will meet their obligations under the sublease agreements.

Warehouse and repurchase facilities

There were no amounts due under warehouse and repurchase facilities at March 31, 2007. All warehouse and repurchase facilities were repaid in February 2007 in conjunction with the closing of the sale of our wholesale mortgage origination business to Bear Stearns.

Repurchase obligations

As of March 31, 2007, we have unresolved claims from investors to repurchase approximately $6 million in loans. During the quarter ended March 31, 2007 we paid $200,000 to settle certain outstanding claims. As of March 31, 2007, we have reserved $2 million for potential losses that may be realized on the settlement of these and other incurred but unknown claims. Although management believes the amount reserved is adequate to provide for losses on the settlement of repurchase claims, the timing and amount of any remaining repurchase claims is highly uncertain and it is reasonably possible that losses ultimately realized may be greater than amounts provided for.

Long-term debt

Long-term debt represents amounts payable to bondholders in connection with our securitizations accounted for as financings. As principal payments on the underlying mortgages are paid through to reduce principal on the bonds, the term of the bonds is ultimately a function of the rate at which principal is paid on the mortgages. Based upon anticipated prepayment speeds the Company estimates that the bonds will be fully repaid by 2015. However, the bonds have a “clean-up call” provision which allows the Company to dissolve the trust and repay outstanding bonds when the remaining principal balance of the underlying loans is 10% or less of their original balance. If the Company exercises this call provision, the Company estimates that the bonds could be fully repaid by 2009. However, the timing of when the Company may be able to exercise the call provision may be delayed based upon the recent tightening of credit standards for subprime borrowers and the continued deterioration of the subprime lending industry.

Liquidity and Capital Resources

Upon completion of our transactions with Bear Stearns in February 2007, we effectively exited the wholesale mortgage origination business. Following the transaction, our principal source of liquidity is the cash flow we receive from our securitizations. We created our securitizations through transfer of loans to a trust that issued long-term debt or bonds collateralized by the loans. The trust collects the principal and interest on the loans and passes through all principal collected to bondholders. Interest is paid to holders of the debt based upon the stated rate associated with the class of debt. The difference between the interest collected on the loans and interest paid to the bondholders and ongoing expenses of the trust is excess cash flow. The excess cash flow provides additional collateral to the bondholders as it is available to absorb losses realized on defaulted loans. To the extent excess cash flow exceeds losses on the loans, it is used to pay down principal on senior securities issued by the trust to create additional collateralization (over-collateralization or OC) until specified OC levels are maintained by the trust. Excess cash flow not required to cover losses or build OC will be distributed to us. In addition to excess cash flow from the securitizations, we also receive servicing fees to the extent that we have retained ownership in the servicing rights on the loans included in the trust. We receive cash flows from securitizations as described regardless of whether the securitization is accounted for as a sale or a financing.

Through March 31, 2007, we have completed eight securitizations. A summary of our seven remaining securitizations’ initial and current balances and over collateralization requirements as of March 31, 2007 is as follows (amounts in thousands):

	As of March 31, 2007
	Date of securitization	Scheduled loan principal balances		Bond balances	NIM bond balances	Over collateralization
Securitization		Initial	Current			Currently required	Current balance	60+ days delinquencies (1)
		(in thousands)
		(unaudited)
Retained interests
SASCO ECC 2003-1	Apr-03	278,718	25,545	21,885	—	3,763	3,660	14.7%
CWABS ECC 2004-1	Jul-04	530,000	86,067	82,108	—	3,959	3,959	13.9%
CWABS ECC 2004-2	Sep-04	549,464	87,543	82,641	—	4,902	4,902	14.9%

Financing transactions
ECR 2005-1	Mar-05	1,600,004	494,790	473,990	—	20,800	20,800	11.9%
ECR 2005-2	May-05	1,400,000	596,918	580,118	—	16,800	16,800	10.7%
ECR 2005-3	Aug-05	1,029,348	497,250	467,914	—	29,336	29,336	8.3%
ECR 2005-4	Nov-05	1,000,002	586,459	578,459	—	8,000	8,000	10.4%

Total			$2,374,572	$2,287,115	$—	$87,560	$87,457

(1)	60+ days delinquencies also include bankruptcies, foreclosures and REO.

A summary of cash flows received by us from our retained interests in each securitization during the quarter ended March 31, 2007 and year ended December 31, 2006, is as follows (amounts in thousands):

Securitization	Three months ended March 31, 2007	Year ended December 31, 2006
Retained interests
SASCO ECC 2003-1	$—	$55
CWABS ECC 2004-1	6,718	—
CWABS ECC 2004-2	9,700	—
Bravo Mortgage Asset Trust 2006-1	20,000	3,983

Financing transactions
ECR 2005-1	2,629	24,576
ECR 2005-2	2,327	25,116
ECR 2005-3	3,555	1,938
ECR 2005-4	888	—

Total	$45,817	$55,668

As of March 31, 2007, we are receiving distributions of cash flow from all of our securitizations except SASCO ECC 2003-1. Loan principal balances in the 2003-1 securitization have paid down to the point that the servicer may exercise their clean up call rights, upon which the balance of the overcollateralization account within the securitization will be released to us. We are unable to determine when, or if, such a clean up call will occur.

We sold our interest in Bravo Mortgage Asset Trust (BMAT) 2006-1 in February 2007 for $20 million. We are continuing to explore opportunities to maximize the value and liquidity of our remaining retained interests, including the sale or financing of all or part of our retained interests in securitizations.

Management believes that cash flows from its securitizations, including cash made available from the sale or financing of all or part of the Company’s retained interests in securitizations, will be adequate to provide for operating needs through 2007. However, there has recently been significant adverse publicity regarding market conditions in the subprime mortgage industry. Several companies have announced an increase in loan defaults and losses and concerns regarding the growing impact that slowing appreciation and, in some cases, declines in housing prices may have on loss reserves and the values of their mortgage loans and retained interests in securitizations. If loan delinquencies and losses continue to increase within our securitizations, cash flows we receive from our securitizations may be reduced. Based on current market conditions, our ability to sell and or satisfactorily finance certain assets may be adversely impacted. These market conditions as well as a possible decline in expected cash flows from its residual interests in securitizations may negatively impact the cash flow generated from our securitizations.

Other Borrowings

From time to time we may also enter into repurchase borrowing arrangements, pledging securities we own as collateral or may borrow against the cash surrender value of corporate owned life insurance (“COLI”). At March 31, 2007, we had $10.2 million in outstanding borrowings against our COLI. The total cash surrender value of the COLI, including amounts securing borrowings, was $14.3 million at March 31, 2007. We maintained COLI as a mechanism for funding liabilities to employees that contribute to a deferred compensation plan. Our liability to the plan at March 31, 2007 was $4.2 million. On June 7, 2007, we terminated our deferred compensation plan which will result in payments of our related liability through January 2008.

Cash Flow

Cash provided by operating activities was $1.1 billion for the three months ended March 31, 2007 as compared to cash provided by operating activities of $333 million for the three months ended March 31, 2006. The majority of the cash provided by operations resulted from the reduction in loans held for sale. We sold the majority of our remaining loans in February 2007 as part of our plan to exit the loan origination business.

Cash provided by investing activities decreased to $351 million for the three months ended March 31, 2007 from $465 million for the three months ended March 31, 2006. The decrease was primarily due to a reduction in principal payments received on our loans held for investment.

Cash used by financing activities was $1.5 billion for the three months ended March 31, 2007 as compared to cash used in financing activities of $797 million for the three months ended March 31, 2006. The increase is mainly due to repayments of long-term debt resulting from payments received on our loans held for investment and a reduction in our warehouse liability due to the sale of our mortgage origination operations to Bear Stearns.

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

Hypothetical Change in Interest Rate (basis points)	100	50	-50	-100
	(in thousands)
As of March 31, 2007
Change in fair value of loans held for investment	$(13,996)	$(6,913)	$6,638	$13,114
Change in fair value of interest rate cap and swap contracts	19,744	9,937	(10,067)	(20,271)

Net change	$5,748	$3,024	$(3,429)	$(7,158)

Hypothetical Change in Interest Rate (basis points)	100	50	-50	-100
	(in thousands)
As of December 31, 2006
Change in fair value of loans held for investment	$(28,670)	$(14,095)	$13,134	$26,147
Change in fair value of interest rate cap and swap contracts	3,010	1,505	(1,505)	(3,010)

Net change	$(25,660)	$(12,590)	$11,629	$23,137

Residual Interests. We had residual interests in the loans held in the trust utilized in our off-balance sheet securitization transactions of $10.1 million and $45.9 million outstanding at March 31, 2007 and December 31, 2006, respectively. Residual interests are recorded at estimated fair value. We value these assets based on the present value of estimated future cash flows using various assumptions regarding prepayments, defaults, loss severity and discount rate.

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

The table below illustrates the resulting hypothetical fair values of our residual interests at March 31, 2007 and December 31, 2006 caused by assumed immediate increases to the key assumptions used to determine fair value:

	March 31, 2007	December 31, 2006
	(in thousands)
Carrying value / fair value of residual interests	$10,126	$45,920

Prepayment speed assumption:
Fair value after:
Impact of a 10% increase	$10,272	$46,055
Impact of a 20% increase	$10,421	$46,179

Credit loss assumption:
Fair value after:
Impact of a 10% increase	$9,980	$45,618
Impact of a 20% increase	$9,755	$45,273

Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% increase	$10,000	$45,782
Impact of a 20% increase	$9,879	$45,648

Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% increase	$10,000	$45,756
Impact of a 20% increase	$9,761	$45,807

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

A summary of loan products in our portfolio of loans held for investment at March 31, 2007 follows:

Product	Loan Count	Balance	Weighted Average Coupon	FICO Score	Loan to Value	Debt to income
		(loan balance in thousands)
2/28 ARM	5,161	$925,620	8.09%	601	80	40
30 YR Fixed	2,439	466,103	6.95%	642	75	40
2 YR I/O 2/28 ARM	726	200,520	7.05%	657	81	41
3/27 ARM	732	137,055	7.49%	617	82	40
5 YR I/O 2/28 ARM	393	105,627	6.75%	660	82	40
2/28 Dual	287	76,670	7.19%	599	78	42
5 YR I/O 3/27 ARM	167	46,272	6.89%	667	83	40
5 YR I/O 30 YR Fixed	145	40,910	6.63%	681	76	39
3 YR I/O 3/27 ARM	121	31,847	6.66%	669	81	41
5 YR 5/25 ARM	126	28,366	6.78%	648	77	42
1 YR 1/29 ARM	117	23,435	9.96%	616	81	40
15 YR Fixed	156	18,097	7.15%	627	64	36
20 YR Fixed	107	15,523	6.87%	648	71	40
6 Month LIBOR	14	3,415	11.03%	647	83	41
25 YR Fixed	12	2,309	6.82%	651	74	35
10 YR Fixed	17	1,452	7.51%	611	57	38

Total/ Average	10,720	2,123,221	7.52%

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

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

As of March 31, 2007, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation and taking into account the deficiencies in internal control over financial reporting identified in our Form 10-K for the year ended December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 and the date of this filing, our disclosure controls and procedures were not effective at a reasonable level.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

In addition to the other information set forth in this report, including the risk factors set forth below, you should carefully consider the factors discussed under the caption “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, including the cautionary statements included therein regarding any forward-looking statements. These risk factors could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risk or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, or results of operations.

Risks Related to Our Business Activities

Our internal controls over financial reporting were not adequate and our independent auditors did not certify their adequacy, which could have a significant and adverse effect on our business and reputation.

Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC requires us, among other things, to evaluate the adequacy of the company’s internal controls over financial reporting annually. We evaluated our internal controls over financial reporting and based upon that evaluation and taking into account the deficiencies in internal control over financial reporting identified in our Form 10-K for the year ended December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level as of the end of the period covered by this report.

Because we were not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors did not certify the effectiveness of our internal control over financial reporting, which might subject us to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results. We cannot be certain as to the timing of completion of any remediation or the impact of the same on our operations and may not be able to ensure that the internal controls are or will be effective in a timely manner.

Risks Related to Our Common Stock

Our Common Stock is traded on the Over-the-Counter Bulletin Board and therefore your ability to sell your stock may be negatively impacted.

Our common stock was delisted from the New York Stock Exchange, or NYSE, on April 13, 2007. The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board, or OTC, under the symbol ECROE.OB. Because the Company has only recently started trading on the OTC and the Company did not timely file its 10-K for the year ended December 31, 2006 and this Form 10-Q for the quarter ended March 31, 2007, the Company’s common stock may be removed from trading on the OTC. Our removal from the OTC could reduce the ability of stockholders to sell our common stock as quickly and inexpensively as they would have been able to do had our common stock remained quoted on the OTC. This lack of liquidity also could make it more difficult for us to raise capital in the future and could negatively impact the value of your stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Amended and Restated Bylaws ((incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 3, 2007).

10.1	Separation and General Release Agreement dated as of January 17, 2007, by and between Encore Credit Corp. and Troy Gotschall (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 23, 2007).

10.2	Amended and Restated Employment Agreement by and between Roque A. Santi and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 9, 2007).

10.3	Commercial Lease, dated as of June 6, 2007, by and between Knobbe, Martens, Olsen & Bear, LLP and ECC Capital Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 13, 2007).

10.4	Employment Agreement by and between Registrant and Larry Moretti (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2007).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), created by Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. §1350, created by Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 21, 2007.

ECC CAPITAL CORPORATION

By:	/s/ Roque A. Santi
Roque A. Santi
President and Chief Financial Officer
(Principal Accounting Officer)