Form 10-K/A
period 2006-12-31
ECC Capital CORP
filed 2007-07-06
CIK 1300317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32430

ECC CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	84-1642470
(State or other jurisdiction incorporation or organization)	(I. R. S. Employer Identification Number)

2040 Main Street, Suite 800	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 856-8300

Securities registered pursuant to Section 12(b) of the Act:	Name of exchange on which registered:
None	N/A

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

As of June 30, 2007, the Registrant had 101,026,743 shares of common stock outstanding.

Table of Contents

Explanatory Note

The purpose of this Amendment No. 1 to the company’s Form 10-K is to correct the Officer Certifications filed as Exhibit 31.1 and 31.2, respectively, which inadvertently omitted a portion of the certifications at the time of filing. The company is filing as exhibits to this Form 10-K/A the corrected certifications under Sections 302 of the Sarbanes-Oxley Act of 2002. Except for the amendment described herein, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

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

/s/ STEVEN G. HOLDER	Chief Executive Officer and Chairman (Principal	July 6, 2007
Steven G. Holder	Executive Officer)

/s/ ROQUE A. SANTI	President and Chief Financial Officer (Principal	July 6, 2007
Roque A. Santi	Financial and Accounting Officer)

/s/ JAMES R. BRAZIL	Director	July 6, 2007
James R. Brazil

/s/ JAMES ROLLANS	Director	July 6, 2007
James Rollans

/s/ WILLIAM JACOBY	Director	July 6, 2007
William Jacoby

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

3.2	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed April 8, 2005).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 3, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

4.2	Form of Registration Rights Agreement by and between Registrant, Friedman, Billings, Ramsey Group, Inc. and Milestone Advisors LLC (incorporated by reference to Exhibit 10.49 to Registration Statement on Form S-11 filed February 10, 2005, Registration No. 333-118253).

(a) Letter of Amendment to the Registration Rights Agreement dated as of March 16, 2006 by and between Friedman, Billings, Ramsey Group, Inc. and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 22, 2006) .

(b) Letter of Amendment to the Registration Rights Agreement dated as of May 5, 2006 by and between Friedman, Billings, Ramsey Group, Inc. and Registrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2006) .

(c) Letter of Amendment to the Registration Rights Agreement dated as of June 19, 2006 by and between Friedman, Billings, Ramsey Group, Inc. and Registrant (incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K filed June 22, 2006) .

10.1	Amended and Restated Master Repurchase Agreement, dated as of February 18, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and IXIS Real Estate Capital Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 25, 2005) .

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

10.2	Second Amended and Restated Master Repurchase Agreement, dated as of May 12, 2006, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation, ConquistAmerica, Inc. and IXIS Real Estate Capital Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 18, 2006) .

Exhibit Number	Description
10.3	Revolving Credit and Security Agreement, dated as of May 13, 2002, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(a)	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of December 13, 2002, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(b)	Amendment No. 3 to Revolving Credit and Security Agreement, dated as of March 1, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(c)	Amendment No. 4 to Revolving Credit and Security Agreement, dated as of April 2, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 5 to Revolving Credit and Security Agreement, dated as of July 30, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(e)	Amendment No. 6 to Revolving Credit and Security Agreement, dated as of August 25, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(f)	Amendment No. 7 to Revolving Credit and Security Agreement, dated as of December 29, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 5, 2006) .

10.4	Commitment Letter, dated as of May 13, 2002, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(a)	Amendment No. 1 to Commitment Letter, dated as of April 10, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 filed on December 17, 2004, Registration No. 333-118253).

	(b)	Amendment No. 2 to Commitment Letter, dated as of July 25, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(c)	Amendment No. 3 to Commitment Letter, dated as of September 12, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 4 to Commitment Letter, dated as of August 20, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

Exhibit Number	Description
10.5	Renewal of Commitment Letter, dated as of November 14, 2003, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(a)	Amendment No. 1 to Renewal of Commitment Letter, dated as of March 15, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(b)	Amendment No. 2 to Renewal of Commitment Letter, dated as of May 21, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(c)	Amendment No. 3 to Renewal of Commitment Letter, dated as of July 30, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(d)	Amendment No. 4 to Renewal of Commitment Letter, dated as of August 25, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

	(e)	Amendment No. 5 to Renewal of Commitment Letter, dated as of November 5, 2004, by and between Countrywide Warehouse Lending and Encore Credit Corp. (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(f)	Amendment No. 6 to Renewal of Commitment Letter, dated as of November 5, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(g)	Amendment No. 7 to Renewal of Commitment Letter, dated as of December 7, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(h)	Amendment No. 8 to Renewal of Commitment Letter, dated as of December 20, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(i)	Amendment No. 9 to Renewal of Commitment Letter, dated as of December 30, 2004, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(j)	Amendment No. 10 to Renewal of Commitment Letter, dated as of February 23, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 25, 2005).

	(k)	Amendment No. 11 to Renewal of Commitment Letter, dated as of April 29, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 6, 2005).

Exhibit Number	Description
	(l)	Amendment No. 12 to Renewal of Commitment Letter, dated as of June 1, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 3, 2005).

	(m)	Amendment No. 13 to Renewal of Commitment Letter, dated as of June 16, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2005).

	(n)	Amendment No. 14 to Renewal of Commitment Letter, dated as of July 7, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 13, 2005).

10.6	Commitment Letter for Revolving Credit and Security Agreement, dated as of July 20, 2005, by and among Countrywide Warehouse Lending, Encore Credit Corp., Bravo Credit Corporation and Registrant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2005).

	(a)	Amendment No. 1 to Commitment Letter, dated as of October 26, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2005).

10.7	Mortgage Loan Purchase Agreement, dated as of June 20, 2003, by and between Encore Credit Corp. and Countrywide Home Loans, Inc. (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-11 filed February 8, 2005, Registration No. 333-118253).

	(a)	Amendment No. 1 to Mortgage Loan Purchase Agreement, dated as of May 31, 2006, by and between Encore Credit Corp. and Countrywide Home Loans, Inc. (incorporated by reference to Exhibit 10.29 to Current Report on Form 8-K filed June 22, 2006).

10.8	Securities Purchase Agreement, dated as of September 1, 2004, by and among Encore SPV Trust III, Encore Credit Corp., Wachovia Bank, National Association, as the initial note purchaser, Everen Capital Corporation and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.9	Master Mortgage Loan Sale and Contribution Agreement, dated as of September 1, 2004, by and between Encore SPV Trust III and Encore Credit Corp. (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-11 filed December 17, 2004, Registration No. 333-118253).

10.10	Amended and Restated Master Repurchase Agreement, dated as of March 16, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 22, 2005)

	(a)	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 3, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2005).

	(b)	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of September 21, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2005).

Exhibit Number	Description
	(c)	Amendment No. 2006-1 to Amended and Restated Master Repurchase Agreement, dated as of March 14, 2006, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2006).

	(d)	Amendment No. 2006-2 to Amended and Restated Master Repurchase Agreement, dated as of April 14, 2006, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 20, 2006).

	(e)	Amendment No. 2006-3 to Amended and Restated Master Repurchase Agreement, dated as of May 31, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2006).

	(f)	Amendment No. 2006-4 to Amended and Restated Master Repurchase Agreement, dated as of June 1, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 22, 2006).

	(g)	Amendment No. 2006-5 to Amended and Restated Master Repurchase Agreement, dated as of June 5, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K filed June 22, 2006).

	(h)	Amendment No. 2006-6 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.41 to Current Report on Form 8-K filed June 22, 2006).

	(i)	Amendment No. 2006-7 to Amended and Restated Master Repurchase Agreement, dated as of June 7, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.51 to Current Report on Form 8-K filed June 22, 2006).

	(k)	Amendment No. 2006-8 to Amended and Restated Master Repurchase Agreement, dated as of June 8, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.61 to Current Report on Form 8-K filed June 22, 2006).

	(l)	Amendment No. 2006-9 to Amended and Restated Master Repurchase Agreement, dated as of June 9, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed June 22, 2006).

	(m)	Amendment No. 2006-10 to Amended and Restated Master Repurchase Agreement, dated as of June 12, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed June 22, 2006).

	(n)	Amendment No. 2006-11 to Amended and Restated Master Repurchase Agreement, dated as of June 13, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed June 22, 2006).

	(o)	Amendment No. 2006-12 to Amended and Restated Master Repurchase Agreement, dated as of June 14, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed June 22, 2006).

Exhibit Number	Description
	(p)	Amendment No. 2006-13 to Amended and Restated Master Repurchase Agreement, dated as of June 15, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed June 22, 2006).

	(q)	Amendment No. 2006-14 to Amended and Restated Master Repurchase Agreement, dated as of June 16, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed June 22, 2006).

	(r)	Amendment No. 2006-15 to Amended and Restated Master Repurchase Agreement, dated as of June 16, 2006, by and among Wachovia Bank, National Association, Encore Credit Corp., ECC Capital Corporation and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 20, 2006).

10.11	Master Repurchase Agreement, dated as of August 3, 2005, by and among Registrant, Encore Credit Corp., Bravo Credit Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 4, 2005).

10.12	Master Repurchase Agreement, dated as of February 14, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Merrill Lynch Bank USA (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 22, 2005).

	(a)	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2005, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 26, 2005).

	(b)	Amendment No. 2 to Master Repurchase Agreement, dated as of August 22, 2005, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 26, 2005).

	(c)	Amendment No. 3 to Master Repurchase Agreement, dated as of March 13, 2006, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 17, 2006).

	(d)	Amendment No. 4 to Master Repurchase Agreement, dated as of April 7, 2006, by and among Merrill Lynch Bank USA, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 13, 2006).

10.13	Master Repurchase Agreement, dated as of February 18, 2005, by and among Encore Credit Corp., Registrant, Bravo Credit Corporation and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2005).

	(a)	Amendment No. 1 to Master Repurchase Agreement, dated as of July 21, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 26, 2005).

	(b)	Amendment No. 2 to Master Repurchase Agreement, dated as of August 15, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 19, 2005).

Exhibit Number	Description
	(c)	Amendment No. 3 to Master Repurchase Agreement, dated as of August 19, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 25, 2005).

	(d)	Amendment No. 4 to Master Repurchase Agreement, dated as of September 6, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2005) .

	(e)	Amendment No. 5 to Master Repurchase Agreement, dated as of November 7, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2005).

	(f)	Amendment No. 6 to Master Repurchase Agreement, dated as of November 29, 2005, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 2, 2005).

	(g)	Amendment No. 7 to Master Repurchase Agreement, dated as of January 12, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2006).

	(h)	Amendment No. 8 to Master Repurchase Agreement, dated as of April 11, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 17, 2006).

	(i)	Amendment No. 9 to Master Repurchase Agreement, dated as of May 1, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2006).

	(j)	Amendment No. 10 to Master Repurchase Agreement, dated as of June 28, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 5, 2006).

	(k)	Amendment No. 11 to Master Repurchase Agreement, dated as of July 31, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2006).

	(l)	Amendment No. 12 to Master Repurchase Agreement, dated as of August 14, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 18, 2006).

	(m)	Amendment No. 13 to Master Repurchase Agreement, dated as of August 15, 2006, by and among Credit Suisse First Boston Mortgage Capital LLC, Encore Credit Corp., Registrant and Bravo Credit Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 18, 2006).

Exhibit Number	Description
10.14	Master Repurchase Agreement, dated as of May 16, 2005, by and among Registrant, Encore Credit Corp. and Bravo Credit Corporation, as guarantors and originators, ECC SPV II, Encore SPV II and Bravo SPV II, as sellers and DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp., as buyers (incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed May 18, 2005).

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

10.31	Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2005).*

10.32	Appendix to the Executive Bonus Plan for John Kohler (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2005). *

10.33	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 16, 2006).

10.34	Employment Agreement by and between Larry Moretti and Registrant (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed October 16, 2006). *

10.35	Employment Agreement by and between Alanna Darling and Registrant (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed October 16, 2006). *

21.1	List of Subsidiaries of Registrant (incorporate by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed June 4, 2007).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed June 4, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Management contract, compensatory plan or arrangement